Form 10-Q
period 2022-03-31
C2 Blockchain,Inc.
filed 2022-05-27
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 27, 2022, there were 253,936,005 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheet

	March 31, 2022 (Unaudited)	June 30, 2021

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to Company - related party	$8,550	$-
Accrued Expenses	2,500	4,250

TOTAL LIABILITIES	$11,050	$4,250

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2022 and June 30, 2021)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 0 issued and outstanding as of March 31, 2022 and June 30, 2021)	-	-
Additional paid-in capital	1,335	1,335
Accumulated deficit	(12,385)	(5,585)
Total Stockholders’ Equity (Deficit)	(11,050)	(4,250)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022

Operating expenses

General and administrative expenses	$2,500	$6,800
Total operating expenses	2,500	6,800

Net loss	$(2,500)	$(6,800)

Basic and Diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding - Basic and Diluted	-	-

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2021 (Inception) to December 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2021	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	1,335	-	1,335
Net loss	-	-		(5,585)	(5,585)
Balances, June 30, 2021	-	$-	$1,335	$(5,585)	$(4,250)
Net loss	-	-	-	(2,000)	(2,000)
Balances, September 30, 2021	-	$-	$1,335	$(7,585)	$(6,250)
Net loss	-	-	-	(2,300)	(2,300)
Balances, December 31, 2021	-	$-	$1,335	$(9,885)	$(8,550)
Net loss	-	-	-	(2,500)	(2,500)
Balances, March 31, 2022	-	$-	$1,335	$(12,385)	$(11,050)

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

For the Nine Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,800)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accrued expenses	(1,750)
Net cash used in operating activities	(8,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to company - related party	$8,550
Net cash provided by financing activities	$8,550

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Notes to the Unaudited Financial Statements

Note 1 - Organization and Description of Business

C2 Blockchain, Inc. (we, us, our, or the "Company") was incorporated on June 30, 2021 in the State of Nevada.

On June 30, 2020, Levi Jacobson was appointed Chief Executive Officer, Chief Financial Officer, and Director of C2 Blockchain, Inc.

On September 16, 2021, the Company filed a Form 10 registration statement with the Commission that became effective on October 18, 2021.

On March 31, 2022, C2 Blockchain, Inc. entered into an Agreement and Plan of Merger with American Estate Management Company and AEMC Merger Sub, Inc. (Nevada Corporations) with an effective date of April 1, 2022, resulting in the former shareholders of  American Estate Management Company becoming the shareholders of C2 Blockchain, Inc. Each shareholder or American Estate Management Company received an equivalent economic interest in C2 Blockchain, Inc. as each previously held in American Estate Management Company. Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by our sole director Levi Jacobson, became our controlling shareholder, owning 200,000,000 shares of our common stock representing 78.760% voting control.

On April 1, 2022, C2 Blockchain, Inc. Company” transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with American Estate Management Company, Inc.

On April 26, 2022, CUSIP Global Services issued us a CUSIP number 12675R109.

On May 23, 2022, we began a quoted market in our common stock. FINRA completed the Company’s corporate action for Reorganization and announced on their daily list the release of our new ticker symbol CBLO on May 20, 2022 with a market effective date of May 23, 2022.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On April 1, 2022 after the completion of the Holding Company Reorganization, we cancelled all of the stock we held in American Estate Management Company resulting in American Estate Management Company as a stand-alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets and liabilities, if any, remain with American Estate Management Company after the Reorganization. Mr. Levi Jacobson, the Director of American Estate Management Company, did not discover any assets of American Estate Management Company from the time he was appointed Director until the completion of the Reorganization and subsequent separation of American Estate Management Company as a stand-alone company.

The Company believes that the Reorganization, deemed effective on April 1, 2022, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

The Company has elected June 30th as its year end.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2022 and June 30, 2021 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2022 and June 30, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2022.

The Company’s stock-based compensation for the period ended March 31, 2022 was $0.

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

Note 3 - Going Concern

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2021, the Company has incurred a net loss of approximately $12,385 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $2,601 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of March 31, 2022 and June 30, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were no shares of common stock issued and outstanding as of March 31, 2022 and June 30, 2021.

Additional Paid-In Capital

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $1,335 during the period ended June 30, 2021.

The $1,335 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $8,550 during the period ended March 31, 2022. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended March 31, 2022 and has found that there was nothing material to disclose except for the following:

 On April 1, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with American Estate Management Company.

The constituent corporations in the Reorganization were American Estate Management Company (“AEMC”), the Company and AEMC Merger Sub, Inc. (“Merger Sub”). Our director is and was the sole director/officer of each constituent corporation in the Reorganization.

Pursuant to the reorganization, the Company issued 1,000 common shares of its common stock to AEMC and Merger Sub issued 1,000 shares of its common stock to the Company immediately prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of AEMC and Merger Sub was a wholly owned and direct subsidiary of the Company. The legal effective date of the Reorganization was April 1, 2022 (the “Effective Time”). At the Effective Time, the Company was merged with and into Merger Sub (the “Merger), and the Company was the surviving corporation. Each share of AEMC common stock issued and outstanding immediately prior to the Effective Time was converted into an equivalent amount of common stock of the Company.

Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by our director, holds 78.76 % voting control. To the best of Issuer’s information and belief, Kron Tomas Purna LTD, a dissolved Cyprus entity holds 11.184 % voting control. The Issuer does not have director or officer information relating to Kron Tomas Purna LTD. There are no other shareholders holding at least 5% of the outstanding voting shares of the Company. As of the date of filing, there are approximately 253,936,005 shares of Common Stock issued and outstanding of the issuer.

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

On June 30, 2020, Levi Jacobson was appointed Chief Executive Officer, Chief Financial Officer, and Director of C2 Blockchain, Inc.

On March 31, 2022, the Company entered into a “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were American Estate Management Company (“AEMC” or “Predecessor”), C2 Blockchain, Inc. (“Successor” or “CBLO”), and AEMC Merger Sub, Inc. (“Merger Sub”). Our director is, and was, the sole director/officer of each constituent corporation in the Reorganization.

C2 Blockchain, Inc. issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to C2 Blockchain, Inc. immediately prior to the Reorganization. As such, immediately prior to the merger, C2 Blockchain, Inc. became a wholly owned direct subsidiary of American Estate Management Company and Merger Sub became a wholly owned and direct subsidiary of C2 Blockchain, Inc.

On March 31, 2022, Merger Sub filed Articles of Merger with the Nevada Secretary of State. The merger became effective on April 1, 2022 at 4:00 PM PST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Perfect Solutions Group, Inc.’s (“Successors”) common stock.

On May 23, 2022, C2 Blockchain, Inc., as successor issuer to American Estate Management Company began a quoted market in its common stock which was the market effective date for our corporate action.

Our Common Stock is currently listed on the OTC Markets Group Inc’s Expert Market under the symbol “CBLO”.

The Company believes that the Reorganization, deemed effective on April 1, 2022, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

On April 1, 2022, after the completion of the Holding Company Reorganization, we cancelled all of the stock we held in AEMC resulting in AEMC as a stand-alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets and liabilities, if any, remain with AEMC after the Reorganization. Levi Jacobson, the Director of AEMC, did not discover any assets of AEMC from the time he was appointed Director until the completion of the Reorganization and subsequent separation of AEMC as a stand-alone company.

Given that the former business plan and objectives of AEMC and the present day business plan and objectives of CBLO substantially differ from one another, we conducted the corporate separation with AEMC immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of AEMC under the leadership of its former directors, does not, in any way, represent the current day blank check business plan of CBLO. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

On April 1, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with American Estate Management Company.

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole director, to be for the benefit of the corporation and its shareholders. Former shareholders of AEMC are now the shareholders of CBLO. Each and every shareholder of AEMC became a shareholder of CBLO with each share of capital stock of AEMC held by former AEMC shareholder becoming an equivalent amount of capital stock held in CBLO. The former shareholders of AEMC now have the opportunity to benefit under our business plan and we have the opportunity to grow organically from our shareholder base and new leadership under our sole director.

FINRA completed its review of our corporate action pursuant to our Reorganization. On April 26, 2022, CBLO was given a CUSIP number by CUSIP Global Services of 12675R 109. The announcement of our Predecessor’s corporate action was posted on the FINRA daily list on May 20, 2022. The Market Effective date was May 23, 2022.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company had not yet commenced any such operations.

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director is our controlling shareholder, owning 200,000,000 shares of our common stock representing 78.760 % voting control.

We use the home office space of our director at no cost.

The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination with an active operating company. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

Additional Information relating to Predecessor:

Predecessor  was incorporated in the State of Nevada on August 12, 2004, under the name Fidelitas Management, Inc.

On November 8, 2005, Predecessor  filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (“NSOS”) to change its corporate name to Archer Entertainment Media Communications, Inc.

On April 30, 2010, Predecessor filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (“NSOS”) to change its corporate name to Arjuna Media, Inc.

On April 13, 2011, Predecessor filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (“NSOS”) to change its corporate name to American Estate Management Company.

On August 30, 2021,  the Predecessor by the court appointed Custodian, Levi Jacobson filed a Certificate of Revival with NSOS pursuant to NRS 78.347(6) and named himself as President, Secretary, Treasurer and Director. The court action was filed in Clark County Nevada, Eighth Judicial District Court, Case No. A-21-834990.

Liquidity and Capital Resources

Our cash balance is $0 as of March 31, 2022.

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

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $2,500 during the three months ended March 31, 2022. These payments are considered as a loan to the Company which is non-interest-bearing, unsecured and payable on demand.

Net Loss

We recorded a net loss of ($2,500) for the three months ended March 31, 2022 and ($6,800) for the nine months ended March 31, 2022.

Cash flows

For the nine months ended March 31, 2022, we had net cash flows provided by financing activities in the amount of ($8,250). The amount is attributed entirely to a loan provided to the company by related party, Levi Jacobson.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the SEC on September 16, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

C2 Blockchain, Inc.

(Registrant)

By: /s/ Levi Jacobson

Name: Levi Jacobson

Chief Executive Officer and Chief Financial Officer

Dated: May 27, 2022