Form 10-Q
period 2022-12-31
C2 Blockchain,Inc.
filed 2023-02-09
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

As of February 9, 2023, there were 253,936,005 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheet

	December 31, 2022 (Unaudited)	June 30, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to Company - related party	$19,945	$12,657
TOTAL LIABILITIES	$19,945	$12,657

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and June 30, 2022)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 253,936,005 shares issued and outstanding as of December 31, 2022 and June 30, 2022)	253,936	253,936
Additional paid-in capital	(252,601)	(252,601)
Accumulated deficit	(21,280)	(13,992)
Total Stockholders’ Equity (Deficit)	(19,945)	(12,657)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021		Six Months Ended December 31, 2022		Six Months Ended December 31, 2021

Operating expenses

General and administrative expenses	$2,419		$2,300		$7,288		$4,300
Total operating expenses	2,419		2,300		7,288		4,300
		$		$		$
Net loss	$(2,419)		(2,300)		(7,288)		(4,300)
		$		$		$
Basic and Diluted net loss per common share	$(0.00)		-		(0.00)		-

Weighted average number of common shares outstanding - Basic and Diluted	253,936,005		-		253,936,005		-

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2022 to December 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2022	253,936,005	$253,936	$(252,601)	$(13,992)	$(12,657)
Net loss	-	-	-	(4,869)	(4,869)
Balances, September 30, 2022	253,936,005	$253,936	$(252,601)	$(18,861)	$(17,526)
Net loss	-	-	-	(2,419)	(2,419)
Balances, December 31, 2022	253,936,005	$253,936	$(252,601)	$(21,280)	$(19,945)

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

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2022	For the Six Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,288)	$(4,300)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accrued expenses	-	(1,950)
Net cash used in operating activities	(7,288)	(6,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to company - related party	$7,288	$6,250
Net cash provided by financing activities	7,288	6,250

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On May 23, 2022, C2 Blockchain, Inc., as successor issuer to American Estate Management Company, began a quoted market in its common stock which was the market effective date for our corporate action.

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

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director, is our controlling shareholder, owning 200,000,000 shares of our common stock representing approximately 78.76 % voting control.

As of December 31, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2022 and June 30, 2022 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2022 and June 30, 2022.

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

The Company does not have any potentially dilutive instruments as of December 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2022.

The Company’s stock-based compensation for the periods ended December 31, 2022 and June 30, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2022, the Company has incurred a net loss of approximately $21,280 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $4,469 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on June 30, 2021, and our fiscal year end of June 30, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of December 31, 2022 and June 30, 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were no shares of common stock issued and outstanding as of December 31, 2022 and June 30, 2022.

There were 253,936,005 shares of common stock issued and outstanding as of December 31, 2022 and June 30, 2022 (See Note 1).

Note 7 - Related-Party Transactions

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $7,288 during the period ended December 31, 2022. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $12,657 during the period ended June 30, 2022. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended December 31, 2022 and has found that there was nothing material to disclose.

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

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director, is our controlling shareholder, owning 200,000,000 shares of our common stock representing approximately 78.76 % voting control.

Liquidity and Capital Resources

Our cash balance is $0 as of December 31, 2022.

We rely upon our sole officer and director, Levi Jacobson, for funding. Mr. Jacobson has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $2,419 during the three months ended December 31, 2022. These payments are considered as a loan to the Company which is non interest-bearing, unsecured and payable on demand.

Net Loss

We recorded a net loss of $2,419 for the three months ended December 31, 2022 and $2,300 for the three months ended December 31, 2021.

We recorded a net loss of $7,288 for the six months ended December 31, 2022 and $4,300 for the six months ended December 31, 2021.

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $7,288 during the period ended December 31, 2022. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

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

As of December 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 9, 2023