Form 10-K
period 2023-06-30
C2 Blockchain,Inc.
filed 2023-09-18
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56340

C2 Blockchain,Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Levi Jacobson 123 SE 3rd Ave, #130 Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001	N/A

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

[X] Yes [  ] No

As of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,682,813 based on the closing price per share (or $0.0659), of the registrant’s common stock as reported by OTC Markets Group Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

253,936,005 shares of common stock, $0.001 par value, issued and outstanding as of September 18, 2023

0 shares of preferred stock, $0.001 par value, issued and outstanding as of September 18, 2023.

C2 Blockchain, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended June 30, 2023 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GLOSSARY OF TERMS AND INDUSTRY DATA

“We,” “us,” “our,” “the Registrant,” the “Company,” and “C2 Blockchain” are synonymous with C2 Blockchain, Inc., unless otherwise indicated.

“Bitcoin” — A type of digital asset based on an open source math-based protocol existing onthe Bitcoin Network and utilizing cryptographic security.

“Bitcoin Exchange” — An electronic marketplace where exchange participants may trade, buyand sell bitcoins based on bid-ask trading. The largest Bitcoin Exchanges are online and typically trade on a 24-hour basis, publishing transaction prices and volume data.

“Bitcoin Exchange Market” — The global Bitcoin Exchange market for the trading of bitcoins, which consists of transactions on electronic Bitcoin Exchanges.

“Bitcoin Network” — The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the math-based protocols and cryptographic security governing the Bitcoin Network.

“Blockchain” — The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations, allowing them to add records of recent transactions (called “blocks”) to the chain of transactions in exchange for an award of bitcoins from the Bitcoin Network and the payment of transaction fees, if any, from users whose transactions are recorded in the block being added.

“CEA” — Commodity Exchange Act of 1936, as amended.

“CFTC” — The US Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code” — The US Internal Revenue Code of 1986, as amended.

“Digital Asset” — Collectively, all digital assets based upon a computer-generated math-based and/or cryptographic protocol that may, among other things, be used to buy and sell goods or pay for services. Bitcoins represent one type of digital asset.

“DDoS Attack” — Distributed denial of service attacks are coordinated hacking attempts to disrupt websites, web servers or computer networks in which an attacker bombards an online target with a large quantity of external requests, thus precluding the target from processing requests from genuine users.

“Exchange Act” — The Securities Exchange Act of 1934, as amended.

“FDIC” — The Federal Deposit Insurance Corporation.

“FinCEN” — The Financial Crimes Enforcement Network, a bureau of the US Department of the Treasury.

“FINRA” — The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers.

“Fiat Currency” — Currency that a government has declared to be legal tender but is not backed by a physical commodity. The value of fiat money is derived from the relationship between supply and demand rather than the value of the material that the money is made of.

 “Hash Rate”— A measure of the computational power on a blockchain network. Hash rate is determined by how many guesses are made per second. The overall hash rate helps determine the security and mining difficulty of a blockchain network.

“IRS” — The US Internal Revenue Service, a bureau of the US Department of the Treasury.

“Mining” — The process by which Bitcoins are created involving programmers solving complex math problems with the computers in the Bitcoin Network.

“SEC” — The US Securities and Exchange Commission.

“Securities Act” — The Securities Act of 1933, as amended.

“SIPC” — The Securities Investor Protection Corporation.

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

Given that the former business plan and objectives of AEMC and the present day business plan and objectives of CBLO substantially differ from one another, we conducted the corporate separation with AEMC immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of AEMC under the leadership of its former directors, does not, in any way, represent the current day business plan of CBLO. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

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

Our Common Stock is currently quoted on the OTC Markets Group Inc’s Pink® Open Market under the symbol “CBLO”.

After completion of the Holding Company Reorganization and separation of AEMC as a wholly owned subsidiary, the Company reverted back to a blank check shell company.

Currently, we no longer believe we are deemed to be a blank check shell company, but rather a shell company as we have a bona fide business plan at this time. The Company’s business plan is to concentrate on cryptocurrency related investments and development opportunities including but not limited to cryptocurrency mining, primarily for Bitcoin, for our own account, investments in private and/or public entities, joint ventures and acquisitions of blockchain related companies. We have not commenced our planned principal operations.

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director is our controlling shareholder, owning 200,000,000 shares of our common stock representing approximately 78.76 % voting control.

At this time our office space is provided to us rent free by our director. Our office space is located at 123 SE 3RD Ave, #130, Miami, FL 33131.

The Company has elected June 30th as its fiscal year end.

At this time we have no employees and we have no intellectual property.

(b) Business Summary

We have not yet commenced any material operations. The Company plans to build a 14 MW Bitcoin mining facility in Georgia U.S. specifically designed for hosting cryptocurrency mining equipment and mining Bitcoin for our own account. Cryptocurrency mining (e.g. bitcoin mining) entails running ASIC (application-specific integrated circuit) servers or other specialized servers which solve a set of prescribed complex mathematical calculations in order to add a block to a blockchain and thereby confirm digital asset transactions. A party which is successful in adding a block to the blockchain is awarded a fixed number of digital assets in return.

At this time, we own no real estate. Since our inception, June 30, 2021, we have not generated any revenues.

In order to implement our plan of operations for the next twelve-month period, we require a minimum of $200,000 in funding. At present, we plan to to acquire the aforementioned funding from the sale of our common stock pursuant to a Tier II Regulation A Offering we seek to conduct in the near future. At present, the Offering Statement pursuant to the Tier II Regulation Offering remains in review by the Securities and Exchange Commission. It is not yet qualified. The Offering Circular and related documentation was filed on July 5, 2023. At this time, we cannot accurately forecast when the Offering may be qualified and or subsequently conducted.

The number of computers that we may purchase or lease for mining bitcoin will depend on how quickly we are able to raise funds through the aforementioned Offering. We expect the proceeds from the Offering will be sufficient for us to implement our business plan and that no additional funding will be needed to implement our business plan, however there is no guarantee that this may be the case. We may be unsuccessful in raising any capital from the Offering, and thus we may need to seek out alternate sources of financing. The scalability of our business plan also depends entirely on our ability to secure funds for future operations.

Our plan of operations for the next twelve (12) months is as follows:

We are seeking up to a maximum of $60,000,000 in funding from our pending Regulation A Offering to jumpstart our cryptocurrency mining operation including the purchase of ASIC computers, land, and construction of a warehouse to host our mining operation. The following plan for the next 12 months assumes that we receive $60,000,000. As mentioned, we believe a minimum of $200,000 is needed to commence material operations, albeit on a smaller scale than what may be proposed below. There is a possibility that we do not obtain the necessary funding to carry out our business plan. If this is to occur we may need to reconsider the feasibility of our business plan, or reconsider how we allocate funds available to us.

The amount we may spend on any of the various endeavors below is subject to change and depends entirely on our future financial condition of the Company.

Six Months

●	Capital Raise pursuant to Tier II Regulation A offering
●	Purchase of real estate land in Georgia, U.S.A to host our crypto mining operation

Twelve Months

●	Buildout of Warehouse
●	Purchase of Mining Hardware
●	Purchase and set up of ASIC Computers (application-specific integrated circuit)
●	Purchase of Mining Software
●	Source Electricity with Municipality.
●	Commence Mining of Cryptocurrency

The anticipated budgets required to achieve the milestones are provided in the table below:

Uses	Amount
Purchase of real estate land in Georgia, U.S.A to host our crypto mining operation	$5,000,000
Building and Construction of Warehouse for Cryptocurrency Datacenter	$10,000,000
Mining Hardware/Machines	$10,000,000
Mining Software	$5,000,000
Cost of Electricity	$10,000,000
Other Expenses / Working Capital	$10,000,000
Salaries, General Admin, & Professional Fees	$10,000,000
Total Uses	$60,000,000

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the amount of money that we actually receive from our pending Regulation A Offering, the pace of progress of our development efforts, actual needs with respect to product testing, research and development, market conditions, and changes in or revisions to our marketing strategies, as well as any legal or regulatory changes which may ensue. You will be relying on the judgment of our management regarding the application of the proceeds of any sale of our common stock.

If management is unable to implement our proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals. In that event, investors should anticipate that their investment may be lost and there may be no ability to profit from this investment.

We cannot assure you that our planned mining operation for bitcoin or any other digital coin will ever happen or that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will continue to file reports with the SEC. The Company is an SEC reporting company and complies with the requirements of the Exchange Act.

(3)	The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently neither rent nor own any properties. We currently utilize office space and equipment of our management at no cost.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC Markets Group Inc.’s Pink® Open Market. Our ticker symbol is “CBLO”.

There is currently a limited trading market in the Company’s shares of Common Stock. Generally speaking, our shares of common stock are, and have been thinly traded, meaning our shares cannot be easily purchased or sold and have a low volume of shares trading per day which can lead to volatile changes in price per share.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2023	$0.068	$0.04
March 31, 2023	$0.07	$0.04
December 31, 2022	$0.10	$0.0271
September 30, 2022	$0.13	$0.02
June 30, 2022	$0.42	$0.02

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

We have approximately 29 stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have not yet commenced any material operations. The Company plans to build a 14 MW Bitcoin mining facility in Georgia U.S. specifically designed for hosting cryptocurrency mining equipment and mining Bitcoin for our own account. Cryptocurrency mining (e.g. bitcoin mining) entails running ASIC (application-specific integrated circuit) servers or other specialized servers which solve a set of prescribed complex mathematical calculations in order to add a block to a blockchain and thereby confirm digital asset transactions. A party which is successful in adding a block to the blockchain is awarded a fixed number of digital assets in return.

At this time, we own no real estate. Since our inception, June 30, 2021, we have not generated any revenues.

In order to implement our plan of operations for the next twelve-month period, we require a minimum of $200,000 in funding. At present, we plan to to acquire the aforementioned funding from the sale of our common stock pursuant to a Tier II Regulation A Offering we seek to conduct in the near future. At present, the Offering Statement pursuant to the Tier II Regulation Offering remains in review by the Securities and Exchange Commission. It is not yet qualified. The Offering Circular and related documentation was filed on July 5, 2023. At this time, we cannot accurately forecast when the Offering may be qualified and or subsequently conducted.

The number of computers that we may purchase or lease for mining bitcoin will depend on how quickly we are able to raise funds through the aforementioned Offering and the amounts that we are ultimately able to raise. We expect the proceeds from the Offering will be sufficient for us to implement our business plan and that no additional funding will be needed to implement our business plan, however there is no guarantee that this may be the case. We may be unsuccessful in raising any capital from the Offering, and thus we may need to seek out alternate sources of financing. The scalability of our business plan also depends entirely on our ability to secure funds for future operations and the amount of funds at our disposal. At this time we do not have the needed funding to implement our business plan in any capacity.

Net Loss

Our net income/loss for the year ended June 30, 2023 was $(18,507) and was attributed to general and administrative expenses.

Our net income/loss for the year ended June 30, 2022 was $(8,407) and was attributed to general and administrative expenses.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2023 and June 30, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2023 and June 30, 2022.

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

- F1 -

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of C2 Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C2 Blockchain, Inc. as of June 30, 2023 and June 30, 2022, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

September 18, 2023

- F2 -

C2 Blockchain, Inc.

Balance Sheet

	June 30, 2023	June 30, 2022
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to Company - related party	$31,164	$12,657
TOTAL LIABILITIES	$31,164	$12,657

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2023 and June 30, 2022)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 253,936,005 shares issued and outstanding as of June 30, 2023 and June 30, 2022)	253,936	253,936
Additional paid-in capital	(252,601)	(252,601)
Accumulated deficit	(32,499)	(13,992)
Total Stockholders’ Equity (Deficit)	(31,164)	(12,657)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

C2 Blockchain, Inc.

Statement of Operations

	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022

Operating expenses

General and administrative expenses	$18,507	$8,407
Total operating expenses	18,507	8,407

Net loss	$(18,507)	$(8,407)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	253,936,005	63,310,072

The accompanying notes are an integral part of these audited financial statements.

- F4 -

 C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the years ended June 30, 2023 and June 30, 2022

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2021	-	$-	$1,335	$(5,585)	$(4,250)

Common shares issued after reorganization	253,936,005	253,936	(253,936)	-	-
Net loss	-	-		(8,407)	(8,407)
Balances, June 30, 2022	253,936,005	$253,936	$(252,601)	$(13,992)	$(12,657)
Net loss	-	-	-	(18,507)	(18,507)
Balances, June 30, 2023	253,936,005	$253,936	$(252,601)	$(32,499)	$(31,164)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

C2 Blockchain, Inc.

Statement of Cash Flows

	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,507)	$(8,407)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued expenses	-	(4,250)
Net cash used in operating activities	(18,507)	(12,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to company - related party	$18,507	$12,657
Net cash provided by financing activities	18,507	12,657

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Given that the former business plan and objectives of AEMC and the present day business plan and objectives of CBLO substantially differ from one another, we conducted the corporate separation with AEMC immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of AEMC under the leadership of its former directors, does not, in any way, represent the current day business plan of CBLO. The result of corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. Furthermore, we wanted to continue trading in the OTC MarketPlace.

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

Our Common Stock is currently quoted on the OTC Markets Group Inc’s Pink® Open Market under the symbol “CBLO”.

After completion of the Holding Company Reorganization and separation of AEMC as a wholly owned subsidiary, the Company reverted back to a blank check shell company.

Currently, we no longer believe we are deemed to be a blank check shell company, but rather a shell company as we have a bona fide business plan at this time. The Company’s business plan is to concentrate on cryptocurrency related investments and development opportunities including but not limited to cryptocurrency mining, primarily for Bitcoin, for our own account, investments in private and/or public entities, joint ventures and acquisitions of blockchain related companies. We have not commenced our planned principal operations.

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director is our controlling shareholder, owning 200,000,000 shares of our common stock representing approximately 78.76 % voting control.

As of June 30, 2023, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2023 and June 30, 2022 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2023 and June 30, 2022.

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

The Company does not have any potentially dilutive instruments as of June 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2023 and June 30, 2022.

The Company’s stock-based compensation for the periods ended June 30, 2023 and June 30, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $32,499 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	June 30,

	2023	2022
Deferred tax asset, generated from net operating loss	$6,825	$2,938
Valuation allowance	(6,825)	(2,938)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2023 and June 30, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of June 30, 2023 and June 30, 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 253,936,005 shares of common stock issued and outstanding as of June 30, 2023 and June 30, 2022 (See Note 1).

Note 7 - Related-Party Transactions

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $18,507 during the period ended June 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2023, the related party loan to the Company totaled $31,164.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $12,657 during the period ended June 30, 2022. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended June 30, 2023 and has found that there was nothing material to disclose.

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

As of June 30, 2023, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Jacobson, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Jacobson concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2023 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Levi Jacobson	29	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, and Director

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

Nomination of Directors

As of September 18, 2023, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended June 30, 2023.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended June 30, 2022 and or June 30, 2023; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2022 and or June 30, 2023; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended June 30, 2022 and or June 30, 2023.

Name and principal position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Levi Jacobson, President, CEO, CFO, Treasurer, and Director	2022	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2023.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended June 30, 2023, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 18, 2023, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

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
_________________________________________

(1) Applicable percentage of ownership is based on 253,936,005 shares of common stock outstanding as of September 18, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of September 18, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

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

Additional information

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $18,507 during the period ended June 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2023, the related party loan to the Company totaled $31,164.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended June 30, 2023, and June 31, 2022 respectively.

		2023	2022
Audit and review fees	BF Borgers CPA PC	$8,350	$10,450
Audit-related fees		8,350	10,450
Tax fees		-	-
All other fees		-	-

Total		$8,350	$10,450

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended June 30, 2023 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the SEC on September 16, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

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

Dated: September 18, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Levi Jacobson

Levi Jacobson

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and Director

Dated: September 18, 2023