Form 10-Q
period 2023-09-30
C2 Blockchain,Inc.
filed 2023-10-31
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of October 30, 2023, there were 253,936,005 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheet

	September 30, 2023 (Unaudited)	June 30, 2023

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to Company - related party	$40,714	$31,164
TOTAL LIABILITIES	$40,714	$31,164

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and June 30, 2023)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 253,936,005 shares issued and outstanding as of September 30, 2023 and June 30, 2023)	253,936	253,936
Additional paid-in capital	(252,601)	(252,601)
Accumulated deficit	(42,049)	(32,499)
Total Stockholders’ Equity (Deficit)	(40,714)	(31,164)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022

Operating expenses

General and administrative expenses	$9,550		$4,869
Total operating expenses	9,550		4,869
		$
Net loss	$(9,550)		(4,869)
		$
Basic and Diluted net loss per common share	$(0.00)		(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	253,936,005		253,936,005

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2023 to September 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2023	253,936,005	$253,936	$(252,601)	$(32,499)	$(31,164)

Net loss	-	-	-	(9,550)	(9,550)

Balances, September 30, 2023	253,936,005	$253,936	$(252,601)	$(42,049)	$(40,714)

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

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,550)	$(4,869)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Net cash used in operating activities	(9,550)	(4,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to company - related party	$9,550	$4,869
Net cash provided by financing activities	9,550	4,869

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2023 and June 30, 2023 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2023 and June 30, 2023.

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

The Company does not have any potentially dilutive instruments as of September 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of September 30, 2023 and June 30, 2023.

The Company’s stock-based compensation for the periods ended September 30, 2023 and September 30, 2022 was $0 for both periods.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2023 and June 30, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of September 30, 2023 and June 30, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 253,936,005 shares of common stock issued and outstanding as of September 30, 2023 and June 30, 2023 (See Note 1).

Note 7 - Related-Party Transactions

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $9,550 during the period ended September 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of September 30, 2023, the related party loan to the Company totaled $40,714.

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

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended September 30, 2023 and has found that there was nothing material to disclose.

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

Currently, the Company no longer believes it is a blank check shell company but rather a shell company. At this time, the Company plans to build a 14 MW Bitcoin mining facility in Georgia U.S. specifically designed for hosting cryptocurrency mining equipment and mining Bitcoin for our own account. Cryptocurrency mining (e.g. bitcoin mining) entails running ASIC (application-specific integrated circuit) servers or other specialized servers which solve a set of prescribed complex mathematical calculations in order to add a block to a blockchain and thereby confirm digital asset transactions. A party which is successful in adding a block to the blockchain is awarded a fixed number of digital assets in return.

In order to achieve the above, it is dependent on the Company’s ability to raise capital pursuant to its Regulation A Offering, filed on July 5, 2023, which is not yet qualified with the Securities and Exchange Commission. In order for the Company to move forward with its plans, a minimum of $200,000 in funding is required. It should be noted that $200,000 may not cover all of the aforementioned plans, but would provide enough capital to at least begin some level of tangible operations.

The number of computers that we may purchase or lease for mining bitcoin will depend on how quickly we are able to raise funds through the aforementioned Regulation A offering, presuming the offered is qualified at a future date, and we may carry out the offering. We may also seek out other forms of financing not yet identified in order to fulfill our business needs.

The scalability of our business depends entirely on our ability to secure funds for future operations and the amount of funds we are able to secure. Any investment in our business is a significant risk and should only be made by an investor who can afford the entire loss of their investment.

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director, is our controlling shareholder, owning 200,000,000 shares of our common stock representing approximately 78.76 % voting control.

Liquidity and Capital Resources

Our cash balance is $0 as of September 30, 2023.

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

On July 5, 2023, we filed a Regulation A Tier II Offering, which is not yet qualified with the Securities and Exchange Commission, whereas we are seeking to raise capital from the sale of our Common Stock. There is no guarantee however, that we will raise any monies from the offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $9,550 during the period ended September 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of September 30, 2023, the related party loan to the Company totaled $40,714.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $18,507 during the period ended June 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2023, the related party loan to the Company totaled $31,164.

Net Loss

We recorded a net income/ loss of $(9,550) for the three months ended September 30, 2023 and $(4,869) for the three months ended September 30, 2022.

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

As of September 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated Bylaws (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20022. (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the SEC on September 16, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form 1-A, as filed with the SEC on July 5, 2023 and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

C2 Blockchain, Inc.

(Registrant)

By: /s/ Levi Jacobson

Name: Levi Jacobson

Chief Executive Officer and Chief Financial Officer

Dated: October 30, 2023