Form 10-K
period 2024-06-30
C2 Blockchain,Inc.
filed 2024-08-20
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2024

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

[X] Yes [  ] No

As of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,021,435 based on the closing price per share (or $0.04), of the registrant’s common stock as reported by OTC Markets Group Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

253,936,005 shares of common stock, $0.001 par value, issued and outstanding as of August 20, 2024

0 shares of preferred stock, $0.001 par value, issued and outstanding as of August 20, 2024.

C2 Blockchain, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended June 30, 2024 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

In order to implement our plan of operations for the next twelve-month period, we require a minimum of $200,000 in funding. At present, we plan to to acquire the aforementioned funding from the sale of our common stock pursuant to a Tier II Regulation A Offering we seek to conduct in the near future. At present, the Offering Statement pursuant to the Tier II Regulation Offering remains in review by the Securities and Exchange Commission. It is not yet qualified. The Offering Circular and related documentation was filed on April 29, 2024. At this time, we cannot accurately forecast when the Offering may be qualified and or subsequently conducted.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1A. Risk Factors.

The Company qualifies as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity incidents have the potential to disrupt our business operations, lead to the loss of critical and confidential information, and damage our reputation and financial performance.

Given our company's small size, limited staff, and minimal resources, we have not yet developed or implemented specific cybersecurity risk management programs to safeguard the confidentiality, integrity, and availability of our essential systems and data.

Currently, the security of our information is managed by Levi Jacobson, our sole officer and director. While Mr. Jacobson believes he can maintain adequate internal security measures at this stage, there is no guarantee that this will prevent potential breaches, disruptions to our operations, or other related issues.

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

Quarter Ended	High Bid	Low Bid
June 30, 2024	$0.0348	$0.0056
March 31, 2024	$0.04	$0.013
December 31, 2023	$0.073	$0.0111
September 30, 2023	$0.0975	$0.033
June 30, 2023	$0.068	$0.04
March 31, 2023	$0.07	$0.04
December 31, 2022	$0.10	$0.0271
September 30, 2022	$0.13	$0.02
June 30, 2022	$0.42	$0.02

1 We were a party to a corporate reorganization, legally effective as of April 1, 2022. Information regarding this reorganization is detailed herein on page 1. Prior to this reorganization, we have no information to report pursuant to the above table.

Holders

As of June 30, 2024, and August 20, 2024, the date of this Annual Report, we have 253,936,005 shares of Common Stock, $0.001 par value, issued and outstanding, and 0 shares of Preferred Stock, $0.001 par value, issued and outstanding.

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

In order to implement our plan of operations for the next twelve-month period, we require a minimum of $200,000 in funding. At present, we plan to to acquire the aforementioned funding from the sale of our common stock pursuant to a Tier II Regulation A Offering we seek to conduct in the near future. At present, the Offering Statement pursuant to the Tier II Regulation Offering remains in review by the Securities and Exchange Commission. It is not yet qualified. The Offering Circular and related documentation was filed on April 29, 2024. At this time, we cannot accurately forecast when the Offering may be qualified and or subsequently conducted.

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

Net Loss

Our net loss for the year ended June 30, 2024 was $30,020 and was attributed entirely to general and administrative expenses.

Our net loss for the year ended June 30, 2023 was $18,507 and was attributed entirely to general and administrative expenses.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2024, and June 30, 2023, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Related Party Transactions - Loans

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $30,050 during the period ended June 30, 2024. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2024, the related party loan to the Company totaled $61,214.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $18,507 during the period ended June 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2023, the related party loan to the Company totaled $31,164.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2024 and June 30, 2023.

Off Balance Sheet Arrangements

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

Item 8. Financial Statements and Supplementary Data.

C2 Blockchain, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F9

- F1 -

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

C2 Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C2 Blockchain, Inc. (the Company) as of June 30, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years ended June 30, 2024 and 2023. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023 and the results of its operations and its cash flows for the years ended June 30, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

August 3, 2024

- F2 -

C2 Blockchain, Inc.

Balance Sheets

(Audited)

	June 30, 2024	June 30, 2023
ASSETS
Cash and cash equivalents	$30	$-
TOTAL ASSETS	$30	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to Company - related party	$61,214	$31,164
TOTAL LIABILITIES	$61,214	$31,164

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and June 30, 2023)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 253,936,005 shares issued and outstanding as of June 30, 2024 and June 30, 2023)	253,936	253,936
Additional paid-in capital	(252,601)	(252,601)
Accumulated deficit	(62,519)	(32,499)
Total Stockholders’ Equity (Deficit)	(61,184)	(31,164)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$30	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

C2 Blockchain, Inc.

Statement of Operations

(Audited)

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023

Operating expenses

General and administrative expenses	$30,020	$18,507
Total operating expenses	30,020	18,507

Net loss	$(30,020)	$(18,507)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	253,936,005	253,936,005

The accompanying notes are an integral part of these audited financial statements.

- F4 -

 C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the years ended June 30, 2024 and June 30, 2023

(Audited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2022	253,936,005	$253,936	$(252,601)	$(13,992)	$(12,657)
Net loss	-	-	-	(18,507)	(18,507)
Balances, June 30, 2023	253,936,005	$253,936	$(252,601)	$(32,499)	$(31,164)
Net loss	-	-	-	(30,020)	(30,020)
Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$(62,519)	$(61,184)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

C2 Blockchain, Inc.

Statement of Cash Flows

(Audited)

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,020)	$(18,507)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:

Net cash used in operating activities	(30,020)	(18,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to company - related party	$30,050	$18,507
Net cash provided by financing activities	30,050	18,507

Net change in cash	$30	$-
Beginning cash balance	-	-
Ending cash balance	$30	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F6 -

C2 Blockchain, Inc.

Notes to the Audited Financial Statements

Note 1 - Organization and Description of Business

C2 Blockchain, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated on June 30, 2021 in the State of Nevada.

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

On April 26, 2022, CBLO was given a CUSIP number by CUSIP Global Services of 12675R 109. The announcement of our Predecessor’s corporate action, the above noted reorganization, was posted on the FINRA daily list on May 20, 2022. The Market Effective date was May 23, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2024 and June 30, 2023 were $30 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2024 and June 30, 2023.

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

The Company does not have any potentially dilutive instruments as of June 30, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2024 and June 30, 2023.

The Company’s stock-based compensation for the periods ended June 30, 2024 and June 30, 2023 was $0 for both periods.

Recently Issued Accounting Pronouncements

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $62,519 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	June 30,

	2024	2023
Deferred tax asset, generated from net operating loss	$13,129	$6,825
Valuation allowance	(13,129)	(6,825)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2024 and June 30, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of June 30, 2024 and June 30, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 253,936,005 shares of common stock issued and outstanding as of June 30, 2024 and June 30, 2023 (See Note 1).

Note 7 - Related-Party Transactions

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $30,050 during the period ended June 30, 2024. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2024, the related party loan to the Company totaled $61,214.

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

Note 8 - Subsequent Events

Subsequent to the period ended June 30, 2024, the Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $8,554. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand.

The Company has reviewed all subsequent events through August 20, 2024, the date the financial statements were available to be issued. The Company did not discover any other material subsequent events to report that have not already been disclosed herein.

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

As of June 30, 2024, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Jacobson, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Jacobson concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2024 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Levi Jacobson	30	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, and Director

Levi Jacobson - Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Accounting Officer, President, Secretary and sole Director.

Mr. Levi Jacobson earned his degree in Business and Economics from Touro College, graduating in 2014. He worked at Blue Car Enterprise from February 2015 to August 2015, where he held the role of Manager/Director, focusing on sales and ad management.

On June 30, 2021, Mr. Jacobson was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of C2 Blockchain, Inc. He continues to hold these positions to this day.

He has also served as a director for Elektros, Inc. from December 1, 2020, to July 1, 2021. Additionally, Mr. Jacobson has been the CEO and sole director of Hemp Naturals, Inc. since November 13, 2015. He also holds the positions of CEO and sole director at China Xuefeng Environmental Engineering Group since November 19, 2020, and American Estate Management Company since July 7, 2021.

From 2016 to 2019, Mr. Jacobson worked at Bluejay Management LLC, a real estate development firm in Hewlett, NY. There, he assisted with various aspects of real estate management, including property management, rent collection, and remodeling.

Mr. Jacobson's extensive business acumen and experience as an officer and director across various companies culminated in his appointment as the sole officer and director of C2 Blockchain, Inc.

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

In lieu of an Audit Committee, our board of director(s) is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our board of director(s), which consists of our sole officer and director, Levi Jacobson, reviews our internal accounting controls, practices, and policies.

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

Nomination of Directors

As of August 20, 2024, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended June 30, 2024.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director. We have only one officer and director at this time, Levi Jacobson.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended June 30, 2024 and or June 30, 2023; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2024 and or June 30, 2023; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended June 30, 2024 and or June 30, 2023.

Name and principal position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Levi Jacobson, President, CEO, CFO, Treasurer, and Director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2024.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended June 30, 2024, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2024 and August 20, 2024, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

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
_________________________________________

(1) Applicable percentage of ownership is based on 253,936,005 shares of common stock outstanding as of June 30, 2024 and August 20, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable within 60 days of June 30, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any person.

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

Loans

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $30,050, during the period ended June 30, 2024. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2024, the related party loan to the Company totaled $61,214.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $18,507, during the period ended June 30, 2023. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. As of June 30, 2023, the related party loan to the Company totaled $31,164.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our fiscal year ended June 30, 2024, and June 31, 2023 respectively.

		2024	2023
Audit and review fees	Michael Gillespie & Associates, PLLC	$10,200	$-
Audit and review fees	BF Borgers CPA PC	$3,300	$8,350
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$13,500	$8,350

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended June 30, 2024 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the SEC on September 16, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

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

Dated: August 20, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Levi Jacobson

Levi Jacobson

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and Director

Dated: August 20, 2024