Form 10-Q
period 2024-12-31
C2 Blockchain,Inc.
filed 2025-02-03
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2024

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

As of February 3, 2025, there were 253,936,005 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheet

	December 31, 2024 (Unaudited)	June 30, 2024

ASSETS
Cash and cash equivalents	$20	$30
TOTAL ASSETS	$20	$30

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan to Company - related party	$73,768	$61,214
TOTAL LIABILITIES	$73,768	$61,214

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and June 30, 2024)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 253,936,005 shares issued and outstanding as of December 31, 2024 and June 30, 2024)	253,936	253,936
Additional paid-in capital	(252,601)	(252,601)
Accumulated deficit	(75,083)	(62,519)
Total Stockholders’ Equity (Deficit)	(73,748)	(61,184)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$20	$30

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Operating expenses

General and administrative expenses	$4,780	$3,960	$12,564	$13,510
Total operating expenses	4,780	3,960	12,564	13,510

Net loss	$(4,780)	$(3,960)	$(12,564)	$(13,510)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	253,936,005	253,936,005	253,936,005	253,936,005

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2024 to December 31, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$(62,519)	$(61,184)
Net loss	-	-	-	(7,784)	(7,784)
Balances, September 30, 2024	253,936,005	$253,936	$(252,601)	$(70,303)	$(68,968)
Net loss	-	-	-	(4,780)	(4,780
Balances, December 31, 2024	253,936,005	$253,936	$(252,601)	$(75,083)	$(73,748)

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

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,564)	$(13,510)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Net cash used in operating activities	(12,564)	(13,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to company - related party	$12,554	$13,600
Net cash provided by financing activities	12,554	13,600

Net change in cash	$(10)	$90
Beginning cash balance	30	-
Ending cash balance	$20	$90

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024 and June 30, 2024 were $20 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2024 and June 30, 2024.

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

The Company does not have any potentially dilutive instruments as of December 31, 2024, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2024, and June 30, 2024.

The Company’s stock-based compensation for the periods ended December 31, 2024, and December 31, 2023, was $0 for both periods.

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $75,083 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2024, and June 30, 2024.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of December 31, 2024 and June 30, 2024.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 253,936,005 shares of common stock issued and outstanding as of December 31, 2024 and June 30, 2024.

Note 7 - Related-Party Transactions

Loan

The Company’s sole officer and director, Levi Jacobson, advanced cash totaling $50 to the Company and paid expenses on behalf of the Company totaling $12,504 during the period ended December 31, 2024. These payments are considered as a loan to the Company which is non-interest-bearing, unsecured and payable on demand. As of December 31, 2024, the related party loan to the Company totaled $73,768.

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

Note 8 - Subsequent Events

Subsequent to the period ended December 31, 2024, the Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the Company totaling $5,550. These payments are considered as a loan to the Company which is non-interest-bearing, unsecured and payable on demand. As of the filing date of this report, the related party loan to the Company totaled $79,318.

The results for the three months ended December 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on August 20, 2024.

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

Liquidity and Capital Resources

Our cash balance is $20 as of December 31, 2024, and $0 as of June 30, 2024.

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

On December 20, 2024, we filed a Regulation A Tier II Offering with the Securities and Exchange Commission, whereas we are seeking to raise capital from the sale of our Common Stock. There is no guarantee however, that we will raise any monies from the offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

The Company’s sole officer and director, Levi Jacobson, advanced cash totaling $50 to the Company and paid expenses on behalf of the Company totaling $12,504 during the period ended December 31, 2024. These payments are considered as a loan to the Company which is non-interest-bearing, unsecured and payable on demand. As of December 31, 2024, the related party loan to the Company totaled $73,768.

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $30,050 during the period ended June 30, 2024. These payments are considered as a loan to the Company which is non-interest-bearing, unsecured and payable on demand. As of June 30, 2024, the related party loan to the Company totaled $61,214.

Net Loss

We recorded a net loss of $4,780 for the three months ended December 31, 2024, $3,960 for the three months ended December 31, 2023, $12,564 for the six months ended December 31, 2024, and $13,510 for the six months ended December 31, 2023. Our net loss for all periods was comprised entirely of general and administrative expenses.

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

As of December 31, 2024, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our sole officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 3, 2025