Form 10-Q
period 2025-03-31
C2 Blockchain,Inc.
filed 2025-05-15
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56340

C2 Blockchain,Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-2645378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Levi Jacobson 123 SE 3rd Ave, #130 Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

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

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2025, there were 268,236,005 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheet

	March 31, 2025 (Unaudited)	June 30, 2024

ASSETS
Cash and cash equivalents	$20,796	$30
Cryptocurrency	16,417	-
Total Current Assets	$37,213	$30
TOTAL ASSETS	$37,213	$30

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$40,000	$-
Loan to Company - related party	$36,568	$61,214
TOTAL LIABILITIES	$76,568	$61,214

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and June 30, 2024)	-	-
Common stock ($.001 par value, 500,000,000 shares authorized, 261,936,005 and 253,936,005 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively)	261,936	253,936
Additional paid-in capital	(150,601)	(252,601)
Shares payable	28,000	-
Accumulated deficit	(175,694)	(62,519)
Accumulated other comprehensive income	(2,996)	-
Total Stockholders’ Equity (Deficit)	(39,355)	(61,184)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$37,213	$30

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Revenue
Staking rewards	$13	$-	$13	$-
Total revenue	13	-	13	-

Operating expenses

General and administrative expenses	$100,624	$3,980	$113,188	$17,490
Total operating expenses	100,624	3,980	113,188	17,490

Operating Income (Loss)	$(100,611)	$(3,980)	$(113,175)	$(17,490)

Other Income/(Loss)
Gain(Loss) on sale of cryptocurrency	$-	$-	$-	$-
Total Other Income (Loss)	-	-	-	-

Net loss	$(100,611)	$(3,980)	$(113,175)	$(17,490)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on investment	$(2,996)	$-	$(2,996)	$-
Total Other Comprehensive Income (Loss)	(103,607)	(3,980)	(116,171)	(17,490)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	255,713,783	253,936,005	254,519,947	253,936,005

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2024 to March 31, 2025

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Shares Payable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$-	$-	$(62,519)	$(61,184)

Net loss	-	-	-	-	-	(7,784)	(7,784)
Balances, September 30, 2024	253,936,005	$253,936	$(252,601)	$-	$-	$(70,303)	$(68,968)
Net loss	-	-	-	-	-	(4,780)	(4,780)
Balances, December 31, 2024	253,936,005	$253,936	$(252,601)	$-	$-	$(75,083)	$(73,748)
Common shares sold	8,000,000	8,000	102,000	-	-	-	110,000
Cash received for shares not yet issued	-	-	-	28,000	-	-	28,000
Unrealized loss on investment	-	-	-	-	(2,996)	-	(2,996)
Net loss	-	-	-	-	-	(100,611)	(100,611)
Balances, March 31, 2025	264,736,005	$264,736	$(125,401)	$(125,401)	$(2,996)	$(175,694)	$(39,355)

C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2023 to March 31, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2023	253,936,005	$253,936	$(252,601)	$(32,499)	$(31,164)

Net loss	-	-	-	(9,550)	(9,550)
Balances, September 30, 2023	253,936,005	$253,936	$(252,601)	$(42,049)	$(40,714)
Net loss	-	-	-	(3,960)	(3,960)
Balances, December 31, 2023	253,936,005	$253,936	$(252,601)	$(46,009)	$(44,674)
Net loss	-	-	-	(3,980)	(3,980)
Balances, March 31, 2024	253,936,005	$253,936	$(252,601)	$(49,989)	$(48,654)

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,175)	$(17,490)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued expenses	40,000	-
Changes in current assets and liabilities:
Net cash used in operating activities	(73,175)	(17,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for cryptocurrency	$(19,413)	$-
Net cash used in investing activities	(19,413)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common shares	$110,000	$-
Cash received for shares not yet issued	28,000	-
Loan to company - related party	-	$17,550
Payments to reduce loan from related party	$(24,656)	$-
Net cash provided by financing activities	113,354	17,550

Net change in cash	$20,766	$60
Beginning cash balance	30	-
Ending cash balance	$20,796	$60

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Notes to the Unaudited Financial Statements

Note 1 - Organization and Description of Business

C2 Blockchain, Inc. was incorporated on June 30, 2021, in the State of Nevada.

Currently, Mendel Holdings, LLC, a Delaware Limited Liability Company, owned and controlled by Levi Jacobson, our sole director is our controlling shareholder, owning 200,000,000 shares of our common stock.

The Company’s business plan is to concentrate on cryptocurrency related investments and development opportunities including but not limited to cryptocurrency mining, primarily for Bitcoin, for our own account, investments in private and/or public entities, joint ventures and acquisitions of blockchain related companies.

C2 Blockchain, Inc. is seeking to buy real estate in the state of Georgia and construct a warehouse for hosting a data center to include an undetermined certain number of application specific integrated circuit miners (“ASICs”). The number of ASIC’s we may purchase in the future will depend upon our future financial condition.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2025, and June 30, 2024 were $20,796 and $0, respectively.

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Revenue recognition

The Company adopted ASC 606 – Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2025 and June 30, 2024.

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

The Company does not have any potentially dilutive instruments as of March 31, 2025, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2025, and June 30, 2024.

The Company’s stock-based compensation for the periods ended March 31, 2025, and March 31, 2024, was $0 for both periods.

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $175,694 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2025, and June 30, 2024, except for the following: on February 1, 2025, the Company entered into an employment agreement with our sole officer and director, Levi Jacobson, which details base salary to be paid as well as bonus payments based on benchmarks.

Note 6 - Cryptocurrency

During the period ended March 31, 2025, the Company paid cash totaling $19,413 for cryptocurrency. As of March 31, 2025, the value of the cryptocurrency totaled $16,417. The $2,996 unrealized loss was posted as accumulated other comprehensive loss.

Note 7 - Accrued Expenses

During the period ended March 31, 2025, the Company accrued two months’ salary, totaling $40,000, payable to our sole office and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

Note 8 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of March 31, 2025, and June 30, 2024.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 261,936,005 and 253,936,005 shares of common stock issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.

During the period ended March 31, 2025, the Company sold an aggregate of 8,000,000 shares of common stock to three shareholders at a price of $0.01 per share, for total proceeds of $70,000. These shares were sold pursuant to the Company’s qualified Regulation A+ Tier II offering.

Additionally, the Company sold 1,000,000 shares of restricted common stock at a price of $0.04 per share to an accredited investor in a private placement transaction, for total proceeds of $40,000. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D promulgated thereunder.

Shares payable

During the period ended March 31, 2025, the Company received a total of $28,000 from two prospective shareholders for the purchase of common stock. As of March 31, 2025, these subscribed shares had not yet been issued.

Note 9 - Related-Party Transactions

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

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $5,550 during the period ended March 31, 2025. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. During the period ended March 31, 2025, the Company made payments to our sole officer and director, Levi Jacobson, to reduce the loan by a total of $24,646. As of March 31, 2025, the related party loan to the Company totaled $36,568.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 10 - Subsequent Events

Subsequent to the period ended March 31, 2025, 2.8 million shares of common stock were issued to two shareholders for total proceeds of $28,000 (see Note 8 – Shares Payable). Also, the Company sold Reg A shares of common stock to one shareholder for proceeds totaling $40,000. In addition, the Company made loan repayments to reduce the related party loan payable to our sole director, Levi Jacobson totaling $29,000. As of the date of filing, the balance of the related party loan is $7,568.

The results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on August 20, 2024.

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

Company Overview

C2 Blockchain, Inc. has commenced initial operations and is pursuing plans to develop a 14-megawatt (MW) Bitcoin mining facility in Georgia, U.S. The Company’s goal is to mine Bitcoin using ASIC hardware to validate blockchain transactions and earn digital asset rewards.

The facility is expected to utilize prefabricated mining containers for rapid deployment and operational efficiency. However, development remains speculative and entirely dependent on the Company’s ability to obtain sufficient funding. To date, no land has been acquired, and construction has not begun.

Key objectives - subject to securing adequate funding - include:

 - Acquiring land for the 14MW mining facility

- Procuring and deploying mining infrastructure

- Partnering with energy providers for cost-effective, sustainable power

To support these plans, the Company is actively seeking to raise capital through a Tier II Regulation A Offering. There is no assurance that the fundraising efforts will be successful or that the Company will obtain the funding necessary to implement its business plan.

Separately, on March 9, 2025, the Company entered into a non-binding Shareholder Agreement to invest $100,000 in CoinEdge Inc. in exchange for a 10% equity stake. The investment, expected to close in the coming months, provides voting rights but no profit-sharing, operational control, or intellectual property ownership. CoinEdge will retain full control and provide quarterly financial reporting. C2 Blockchain will be subject to certain restrictions if it exits the investment.

In order to implement our planned operations for the next twelve months, we estimate that we will require a minimum of $200,000 in funding. This amount is an estimate and is subject to change. The actual funding required may exceed this estimate due to various factors, including but not limited to ongoing operational expenses, unforeseen costs, or items not fully anticipated in our initial budget.

We currently intend to raise this capital through the sale of our common stock in a Tier II Regulation A Offering, which we are conducting at this time. The timing and amount of funds we are able to raise through the Offering will directly impact the number of Bitcoin mining computers we may purchase or lease and our ability to scale operations.

There can be no assurance that we will successfully raise the necessary capital through this Offering. If we are unable to raise adequate funds, we may need to seek alternative sources of financing. The scalability and execution of our business plan are dependent on our ability to secure sufficient funding, and as of now, we do not have the required funding to fully implement our business plan.

Liquidity and Capital Resources

As of March 31, 2025, our cash balance is $20,796, an increase from $30 as of June 30, 2024. Additionally, as of March 31, 2025, we hold cryptocurrency valued at $16,417.

Our total assets as of March 31, 2025, amounted to $37,213, consisting entirely of cash and cryptocurrency. In comparison, as of June 30, 2024, our total assets were $30, which were solely in cash and cash equivalents.

We currently rely on our sole officer and director, Levi Jacobson, for funding. However, Mr. Jacobson has no formal commitment, arrangement, or legal obligation to provide financial support to the company.

To implement our operational plan over the next twelve months, we will require additional funding. As a start-up with limited operational history, we face uncertainty in securing sufficient financial resources. After the twelve-month period, we may need further financing but currently do not have any formal arrangements for this funding, aside from the Tier II Offering mentioned above. However, there is no assurance that the offering will generate enough funds to fully execute our business strategy.

If we are unable to raise the necessary funds, we may be forced to suspend operations until we can secure additional financing, or, in the worst case, cease operations entirely.

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

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $5,550 during the period ended March 31, 2025. These payments are considered as a loan to the Company which is noninterest-bearing, unsecured and payable on demand. During the period ended March 31, 2025, the Company made payments to our sole officer and director, Levi Jacobson, to reduce the loan by a total of $24,646. As of March 31, 2025, the related party loan to the Company totaled $36,568.

Liabilities

As of March 31, 2025, the Company had total liabilities of $76,568, compared to $61,214 as of June 30, 2024. The liabilities as of March 31, 2025 consisted of $40,000 in accrued liabilities related to deferred salary owed to Mr. Jacobson, our CEO, and $36,568 in a related-party loan from Mr. Jacobson to the Company. As of June 30, 2024, the Company’s total liabilities were comprised of $61,214, which was solely attributable to the related-party loan from Mr. Jacobson.

Employment Agreement

The Company entered into an Employment Agreement with Levi Jacobson, effective February 1, 2025, for him to serve as the Chief Executive Officer (CEO). Under the agreement, Mr. Jacobson will receive a base salary of $20,000 per month ($240,000 annually), along with eligibility for a performance-based bonus of up to $250,000 annually. The bonus is contingent upon achieving specific operational milestones set by the Board of Directors, such as uplisting the company, securing financing, achieving revenue growth, or completing key acquisitions. The Board may also grant equity-based awards, such as stock options or restricted stock units, in accordance with the company’s equity incentive plan.

In addition to salary and bonuses, Mr. Jacobson will be entitled to participate in company-sponsored benefits available to senior executives, including health insurance and retirement plans. He will also be reimbursed for reasonable business expenses. The employment is at-will, meaning either party can terminate the relationship at any time, with or without cause. However, if terminated without cause, Mr. Jacobson is entitled to severance pay equal to three months of his base salary, subject to the execution of a separation agreement.

The agreement includes confidentiality provisions, requiring Mr. Jacobson to protect the company’s proprietary information during and after his employment. Furthermore, for 12 months following termination, Mr. Jacobson is prohibited from engaging in any business that directly competes with the company. The agreement is governed by the laws of the State of Nevada and supersedes any prior agreements or understandings.

As of March 31, 2025, the Company has not made any payments to Mr. Jacobson under the Employment Agreement. However, the Company has accrued $40,000 in deferred salary expenses related to Mr. Jacobson's compensation.

Results of Operations

For the three months ended March 31, 2025, the Company reported revenue of $13 in “cryptocurrency incentives” (staking rewards), compared to no revenue for the three months ended March 31, 2024. Operating expenses for the three months ended March 31, 2025, were $100,624, up from $3,980 for the three months ended March 31, 2024, leading to an operating loss of $100,611, compared to a loss of $3,980 for the same period in 2024. The variance is attributable to an increase in increased levels of operations.

For the nine months ended March 31, 2025, revenue was $13, with operating expenses totaling $113,188, compared to $17,490 for the nine months ended March 31, 2024. The operating loss for the nine months ended March 31, 2025, was $113,175, compared to a loss of $17,490 for the nine months ended March 31, 2024. The variance is also attributable to an increase in increased levels of operations.

The Company reported a net loss of $100,611 for the three months ended March 31, 2025, compared to $3,980 for the three months ended March 31, 2024. For the nine months ended March 31, 2025, the net loss was $113,175, compared to $17,490 for the nine months ended March 31, 2024. The Company also recorded an unrealized loss on investment of $2,996 for both the three and nine months ended March 31, 2025. As a result, total comprehensive loss for the three months ended March 31, 2025, was $103,607 (compared to $3,980 for the three months ended March 31, 2024) and $116,171 for the nine months ended March 31, 2025 (compared to $17,490 for the nine months ended March 31, 2024).

Sales of Stock

During the period ended March 31, 2025, the Company sold an aggregate of 8,000,000 shares of common stock to three shareholders at a price of $0.01 per share, for total proceeds of $70,000. These shares were sold pursuant to the Company’s qualified Regulation A+ Tier II offering.

Additionally, the Company sold 1,000,000 shares of restricted common stock at a price of $0.04 per share to an accredited investor in a private placement transaction, for total proceeds of $40,000. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D promulgated thereunder.

During the same period, the Company received a total of $28,000 from two prospective shareholders for the purchase of common stock. As of March 31, 2025, these subscribed shares had not yet been issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended March 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 20, 2025, the Company issued 1,000,000 shares of restricted common stock at a price of $0.04 per share to an accredited investor in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D promulgated thereunder. No underwriting discounts or commissions were paid in connection with the issuance. The proceeds from this transaction will be used for general corporate purposes and working capital.

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

Dated: May 15, 2025