Form 10-K
period 2025-06-30
C2 Blockchain, Inc.
filed 2025-09-29
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED June 30, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56340

C2 Blockchain, Inc.

(Exact name of registrant as specified in its charter)

NV	87-2645378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Levi Jacobson 12818 SW 8th St Unit #2008 Miami, FL	33184
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001	N/A

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

[  ] Yes [X] No

As of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $274,018 based on the closing price per share (or $0.0051), of the registrant’s common stock as reported by OTC Markets Group Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

379,236,005 shares of common stock, $0.001 par value, issued and outstanding as of September 4, 2025.

0 shares of preferred stock, $0.001 par value, issued and outstanding as of September 4, 2025.

C2 Blockchain, Inc.

Note: “We,” “us,” “our,” “the Registrant,” the “Company,” and “C2 Blockchain” are synonymous with C2 Blockchain, Inc., unless otherwise indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended June 30, 2025 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GLOSSARY OF TERMS AND INDUSTRY DATA

Bitcoin – A type of digital asset based on an open-source math-based protocol existing on the Bitcoin Network and utilizing cryptographic security.

ADA – A type of digital asset issued by the Cardano blockchain platform. ADA tokens may be used for transferring value, staking, and participating in network governance.

DOG Coin or DOG – A Bitcoin-native, meme-driven digital asset built on the Runes protocol that allows issuance of new digital assets directly on the Bitcoin blockchain. DOG Coins are managed in the Company’s digital asset treasury and tracked publicly at C2DOG.com. The Company views DOG as a Bitcoin-integrated asset with fixed supply, community adoption, and alignment with its treasury strategy.

Bitcoin Exchange – An electronic marketplace where exchange participants may trade, buy, and sell bitcoins based on bid-ask trading. The largest Bitcoin Exchanges are online and typically operate 24 hours, publishing transaction prices and volume data.

Bitcoin Exchange Market – The global Bitcoin Exchange market for trading bitcoins, consisting of transactions on electronic Bitcoin Exchanges.

Bitcoin Network – The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code forming the basis for the math-based protocols and cryptographic security governing the Bitcoin Network.

Blockchain – The public transaction ledger of the Bitcoin Network on which miners or mining pools solve algorithmic equations to add records of recent transactions (called “blocks”) to the chain in exchange for an award of bitcoins and any applicable transaction fees.

Blockchain Infrastructure – The foundational technology and systems enabling the operation, maintenance, and development of blockchain networks, including hardware, software, protocols, and services required to create, secure, validate, and distribute blockchain data and transactions.

CEA – Commodity Exchange Act of 1936, as amended.

CFTC – The U.S. Commodity Futures Trading Commission, an independent agency that regulates commodity futures and options markets in the United States.

Code – The U.S. Internal Revenue Code of 1986, as amended.

Digital Asset – Collectively, all digital assets based upon a computer-generated math-based and/or cryptographic protocol that may be used to buy and sell goods or pay for services. Bitcoins represent one type of digital asset.

DDoS Attack – Distributed denial of service attacks are coordinated hacking attempts to disrupt websites, web servers, or computer networks by overwhelming a target with a large volume of external requests, preventing it from processing legitimate user requests.

Exchange Act – The Securities Exchange Act of 1934, as amended.

FDIC – The Federal Deposit Insurance Corporation.

FinCEN – The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

FINRA – The Financial Industry Regulatory Authority, Inc., the primary regulator in the United States for broker-dealers.

Fiat Currency – Currency declared legal tender by a government but not backed by a physical commodity. Its value derives from supply and demand rather than intrinsic material value.

Hash Rate – A measure of computational power on a blockchain network, determined by how many guesses are made per second. Hash rate helps determine the security and mining difficulty of a blockchain network.

IRS – The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

Meme Native Digital Asset – A type of digital asset, typically issued and transacted on a blockchain, that derives its primary market recognition or community engagement from internet culture, humor, or social media trends rather than a defined underlying utility. Value may be influenced by online popularity, community sentiment, or speculative interest.

Mining – The process by which Bitcoins are created, involving programmers solving complex math problems with computers in the Bitcoin Network.

SEC – The U.S. Securities and Exchange Commission.

Securities Act – The Securities Act of 1933, as amended.

SIPC – The Securities Investor Protection Corporation.

PART I

Item 1. Business.

(a) Business Development

Corporate History and Business Summary

C2 Blockchain, Inc. (“CBLO” or the “Company”) was incorporated in the State of Nevada on June 30, 2021. On the same date, Levi Jacobson was appointed as Chief Executive Officer, Chief Financial Officer, and sole Director.

On March 31, 2022, the Company entered into an Agreement and Plan of Merger pursuant to a Nevada holding company reorganization under NRS 92A.180, 92A.200, 92A.230, and 92A.250 (the “Reorganization”). The constituent corporations involved were American Estate Management Company (“AEMC” or “Predecessor”), C2 Blockchain, Inc. (“Successor” or “CBLO”), and AEMC Merger Sub, Inc. (“Merger Sub”). The Company’s sole director was also the sole officer and director of each constituent corporation.

Immediately prior to the Reorganization, C2 Blockchain, Inc. issued 1,000 shares of its common stock to AEMC, and Merger Sub issued 1,000 shares of its common stock to C2 Blockchain, Inc. As a result, C2 Blockchain, Inc. became a wholly owned direct subsidiary of AEMC, and Merger Sub became a wholly owned direct subsidiary of C2 Blockchain, Inc.

On March 31, 2022, Merger Sub filed Articles of Merger with the Nevada Secretary of State, with the merger becoming effective on April 1, 2022, at 4:00 p.m. PST (the “Effective Time”). At the Effective Time, AEMC merged with and into Merger Sub, with AEMC surviving. Each share of AEMC common stock issued and outstanding immediately prior to the merger was converted into one validly issued, fully paid, and non-assessable share of C2 Blockchain, Inc.’s common stock.

On April 1, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with American Estate Management Company.

Following the Reorganization, on April 1, 2022, the Company cancelled all of the stock it held in AEMC, resulting in AEMC becoming a stand-alone entity. Under the holding company merger agreement, all assets and liabilities, if any, remained with AEMC following the separation. From the time Levi Jacobson was appointed Director of AEMC through the Reorganization and separation, no assets were identified within AEMC.

The Company undertook the corporate separation to avoid shareholder confusion, given that the business plans and objectives of AEMC and CBLO materially differ. CBLO did not adopt the business model of AEMC’s prior leadership.

In May 2023, while still a shell company, the Company shifted its business focus to exploring potential opportunities in cryptocurrency mining and related digital asset activities.

Subsequently, the Company ceased to be a shell company as of January 2025 and is now a development-stage entity focused on the buildout of infrastructure intended to support future cryptocurrency mining operations and other related digital asset activities. C2 Blockchain Inc. is currently engaged in the planning and development of foundational systems to support those future operations but does not yet conduct its own mining operations.

The Company has also initiated efforts to explore the integration of artificial intelligence into its prospective infrastructure, including an application related to cryptocurrency mining analytics and decentralized AI. Development of a previously initiated AI-powered crypto chatbot has been paused as resources are being allocated to other business expenditures.

In addition to its infrastructure efforts, the Company maintains a digital asset treasury. As of September 4, 2025, the Company holds approximately 400,166,828 DOG Coins, a meme-native digital asset operating on the Bitcoin network. A public dashboard tracking these holdings is maintained at C2DOG.com.

Any and all of the Company’s business plans, development activities, and investment strategies are subject to various risks and uncertainties. There is no assurance that any such initiatives will be successfully completed, implemented, or yield any material results.

Non-Binding Agreements and Letters of Intent

On March 9, 2025, C2 Blockchain, Inc. and CoinEdge Inc., a Florida corporation, entered into a non-binding Shareholder Agreement outlining the Company’s intent to invest $100,000 in CoinEdge in exchange for a 10% equity stake. Under the Agreement, CoinEdge retains full operational control, while the Company is entitled to proportional voting rights without day-to-day management or board participation. The Company expects to consummate the investment within the coming months and will file a Form 8-K upon funding and closing. As of the date of this filing, the Company has not funded or consummated this or any other non-binding agreements.

On July 1, 2025, C2 Blockchain entered into a non-binding Letter of Intent with A.R.T. Digital Holdings Corp. regarding a potential acquisition of a 20% equity interest in the “McAllen Project,” a digital infrastructure project located in Texas and owned by a wholly owned subsidiary of A.R.T. Digital. The proposed purchase price is $1,000,000, payable in one or more tranches over 90 days, subject to extension. This investment remains subject to negotiation of definitive agreements, due diligence, and funding. As of the date of this filing, no funds have been advanced, and no transaction has been consummated.

Corporate Status

The Company is a development-stage company focused on cryptocurrency mining and related digital asset investments. The Company utilizes home office space provided at no cost by its sole officer and director, Levi Jacobson. The Company’s principal address is 12818 SW 8th St Unit #2008 Miami, FL 33184, and its phone number is 888-437-3432. The Company has elected June 30 as its fiscal year end.

(b) Business Summary

Business Focus

The Company is a development-stage blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury management, and related technology initiatives. The Company is in the early stages of development and faces significant operational and financial constraints that may affect both the timing and scope of its activities.

Cryptocurrency Mining Facility

The Company plans to establish a 14-megawatt (MW) Bitcoin mining facility, with a proposed location in Atlanta, Georgia, due to the availability of relatively low-cost electricity and environmental conditions favorable for equipment cooling. As of the date of this filing, the Company has not identified, secured, or negotiated any specific site for the facility. The Company is evaluating potential locations and related financial feasibility before committing to procurement or construction activities. No revenues have been generated from this planned operation, and there is no assurance that it will become operational or profitable.

The planned facility would be custom-designed with ventilation and cooling systems to support mining hardware performance and longevity, and would connect to the local power grid as its primary electricity source. The Company intends to use Application-Specific Integrated Circuit (ASIC) miners, specifically the S19 XP model, designed to mine cryptocurrencies using the SHA-256 algorithm, such as Bitcoin.

The mining operation is intended to be scalable, allowing for the addition of mining hardware as funding becomes available. The Company believes it will require a minimum of approximately $200,000 to secure a location and begin operations at a limited scale with at least ten mining machines. However, access to such funds does not guarantee that a site will be secured, as the Company must also evaluate suitability, terms, and economic feasibility. The Company may elect not to use available capital for site acquisition if conditions are unfavorable or if other operational priorities arise.

Each ASIC S19 XP miner consumes approximately 3,010 watts at full capacity. Ten units would consume roughly 722.4 kilowatt-hours per day. Based on an average industrial electricity rate of $0.075 per kilowatt-hour in Georgia, estimated operating costs for ten miners would be approximately $54.18 per day, or $1,648 per month.

The Company’s internal estimates suggest that, under current Bitcoin prices, electricity rates, and depreciation assumptions, each Antminer S19 XP miner could generate approximately $1.59 in net daily earnings, with a projected investment break-even period of 2.5 to 3 years. These estimates are based on assumptions that may not prove accurate, and there is no assurance that the operation will achieve break-even or any profitability.

The Company has not purchased any machinery, mining rigs, or related infrastructure to date. Progress remains contingent on available financing, the identification of suitable, properly zoned, energy-efficient, and economically viable locations, and the prioritization of operational objectives, which may result in the mining facility not being pursued as the Company’s top priority if deemed less critical than other initiatives.

AI-Powered Crypto Chatbot

On May 5, 2025, the Company announced the beta launch of its proprietary AI-powered crypto chatbot, designed to integrate blockchain analytics, machine learning, and real-time market data to assist users with trading insights. The Company does not hold patents, registered copyrights, or other intellectual property rights with respect to the chatbot. A subscription-based revenue model was introduced for both retail and institutional users. Development has since been paused while the Company focuses on other business priorities. As of the date of this filing, the chatbot has not generated any revenue, and there is no assurance that it will be further developed, commercialized, or become profitable.

Digital Asset Treasury

The Company maintains a digital asset treasury as a long-term reserve, with a strategy to acquire, manage, and selectively reallocate blockchain-based assets to support stability, growth, and alignment with its broader treasury objectives.

During the fiscal year ended June 30, 2025, the Company utilized a portion of its available funds to acquire Cardano (ADA) tokens as part of its initial digital asset treasury strategy. As of June 30, 2025, the Company did not hold any DOG Coins, and its digital asset treasury consisted solely of ADA tokens. At that time, management believed ADA represented a viable long-term blockchain asset with potential for growth and ecosystem development.

Subsequent to June 30, 2025, the Company fully divested its ADA token holdings. In connection with this divestment, the Company realized an approximate loss of $12,668. This figure has not been audited or reviewed, and actual results may differ. The proceeds from the divestment were used to acquire DOG Coins, a Bitcoin-native token built on the Runes protocol, which enables the issuance of new digital assets directly on the Bitcoin blockchain.

The Company believes DOG offers unique advantages relative to other digital assets, including:

- Bitcoin Integration: DOG is issued directly on the Bitcoin blockchain, benefitting from Bitcoin’s security and network effects.

- Scarcity and Cultural Adoption: DOG has a fixed supply and growing adoption as a meme-driven, community-supported asset, which management believes enhances its visibility and potential for long-term value.

- Alignment with Treasury Goals: By concentrating its digital asset strategy in DOG, the Company seeks to simplify its treasury management and align with a Bitcoin-centric thesis, consistent with the broader industry trend of institutional adoption of Bitcoin-related assets.

This shift reflects a deliberate move from holding multiple blockchain tokens to focusing on a single Bitcoin-native asset class that management believes better positions the Company for both stability and growth within its digital asset holdings.

Certain Company digital assets - including DOG Coin holdings - are stored with or managed by unaffiliated third-party service providers. The Company has limited ability to monitor or control the cybersecurity measures used by these providers, and any compromise of their systems could result in the partial or total loss of these assets.

Use of Investor Funds

Investor capital raised to date has primarily been allocated to operational expenses, including legal, compliance, investor relations, public filings, and administrative overhead. Additionally, capital has been directed toward the acquisition of digital assets, including Cardano (ADA) tokens purchased during the fiscal year ended June 30, 2025, and, following the full divestment of ADA, DOG Coins. Investor funds have also been used for other general corporate purposes.

Disclaimer: The Company may never have the financial or operational capacity to execute any of the objectives described above or herein. There can be no assurance that any plans discussed within this report will be completed as contemplated, or at all. Any investment in the Company involves a high degree of risk, and investors may lose some or all of their investment.

Non-Binding Agreements and Letters of Intent

The Company has entered into certain non-binding agreements and letters of intent with third parties related to potential investments and acquisitions. These include a non-binding Shareholder Agreement with CoinEdge Inc. regarding an intended $100,000 investment for a 10% equity interest, and a non-binding Letter of Intent with A.R.T. Digital Holdings Corp. concerning a potential acquisition of a 20% equity interest in a digital infrastructure project known as the McAllen Project in Texas.

No payments have been made under these agreements, and the Company has not consummated any related transactions. There is no assurance that these agreements will be finalized or that the proposed transactions will be completed on the terms contemplated or at all.

Forward-Looking Statements

Certain statements and information included in this Annual Report on Form 10-K for the year ended June 30, 2025, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect current expectations concerning future events and results and often include terms such as “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “potential,” “continue,” “will,” and similar expressions.

Forward-looking statements involve risks, uncertainties, and other factors, some beyond the Company’s control, which may cause actual results or achievements to differ materially from those expressed or implied. These factors include but are not limited to the ability to secure suitable site locations, obtain financing, successfully develop mining operations, market conditions, regulatory developments, and operational challenges.

Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements, whether due to new information, future events, or otherwise. Investors are cautioned not to unduly rely on such statements when evaluating the Company’s prospects.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will continue to file reports with the SEC. The Company is an SEC reporting company and complies with the requirements of the Exchange Act.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earliest of:

(a) the last day of the fiscal year in which we have total annual gross revenues of $1,235,000,000 or more (as such amount is indexed for inflation by the SEC every five years);
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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information contained in this Annual Report on Form 10-K, before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. In such a case, the trading price of our common stock could decline, and you could lose part or all of your investment.

There is substantial doubt about our ability to continue as a going concern.

Given our limited operating history, lack of revenues, accumulated losses, and reliance on external financing, there is substantial doubt about our ability to continue as a going concern. If we cannot obtain sufficient funding to cover our operating expenses and pursue our business plan, we may be forced to cease operations, liquidate our assets, or seek bankruptcy protection.

Our short operating history limits the ability to assess future performance.

The Company’s limited operating history provides investors with little basis to evaluate future financial results, operational success, or prospects.

We are a development-stage company and may never generate revenues or achieve profitability.

We are in the early stages of development and have generated no revenues to date except for negligible staking rewards. Our business model and proposed projects, including but not limited to a cryptocurrency mining facility and an AI powered crypto chatbot, remain unproven. Because we have a limited operating history, investors have little basis upon which to evaluate our future prospects. There can be no assurance that we will ever generate revenues beyond staking rewards or achieve profitability.

A significant portion of our assets was held in cryptocurrency, which is highly volatile.

As of June 30, 2025, the Company held approximately $62,474 in Cardano (ADA) tokens. For the year then ended, the Company recognized an impairment expense of $(12,668) on these holdings. The ADA tokens were later sold at a loss of roughly the same amount, and the proceeds were used to acquire DOG Coins. Future changes in the value of DOG Coins or other cryptocurrencies may materially affect the Company’s liquidity, stockholders’ equity, and overall financial results.

We have a history of losses and may continue to incur significant losses in the future.

Subsequent to June 30, 2025, the Company fully divested its ADA token holdings, which resulted in a realized loss approximately equal to the previously recorded impairment expense of $(12,668). While this realized loss has not been audited or reviewed and may ultimately differ, it is expected to be in line with that amount. The proceeds were used to acquire DOG Coins, a Bitcoin-native token built on the Runes protocol that enables the issuance of new digital assets directly on the Bitcoin blockchain. Future realized losses may be greater should the value of DOG Coins or other digital assets decline. We expect to continue incurring operating losses as we pursue our business objectives, and we may never achieve profitability.

We will need to raise additional capital in the future, and we may not be able to obtain financing on favorable terms or at all.

Our business plan requires substantial additional capital for site acquisition, mining equipment purchases, and operating expenses. We expect to rely on future debt or equity financing to fund our operations. There can be no assurance that additional financing will be available to us on favorable terms or at all. If we cannot obtain financing, we may have to delay, scale back, or abandon some or all of our planned activities.

We may, and plan to, issue additional shares of common stock or other securities in the future, which could substantially dilute existing stockholders and adversely affect the market price of our common stock.

We have historically issued, and intend to continue issuing, large numbers of shares of our common stock, both restricted and freely transferable, in connection with private placements, equity financing, or other corporate purposes. Any such issuances could significantly dilute the ownership interests of existing stockholders and may reduce the value of your investment. Investors who purchase shares may experience substantial dilution, and in extreme cases, could lose some or all of their investment. There can be no assurance that future issuances will not depress the market price of our common stock or make it more difficult to sell shares at favorable prices.

We have limited cash reserves, which may impair our ability to meet operating needs.

As of June 30, 2025, our balance of cash and cash equivalents was only $9. This limited liquidity increases the Company’s dependence on external financing to fund operations, and there can be no assurance that such financing will be available on favorable terms or at all.

Liquidity may depend on selling cryptocurrency holdings at favorable prices.

The Company may need to sell digital assets to generate cash. If cryptocurrency markets decline, become illiquid, or trading is otherwise constrained, the Company may be unable to convert its digital assets into cash on favorable terms or at all, which could materially impair its ability to fund operations or meet obligations.

We may face risks related to our reliance on equity sales and related-party financing.

Historical financing has included the sale of equity and loans from related parties. Future reliance on equity issuances or related-party funding could present conflicts of interest and create uncertainty regarding the availability or terms of such support.

We have negative stockholders’ equity, which may limit our ability to continue operations or obtain financing.

As of June 30, 2025, the Company had a negative stockholders’ equity of $8,449. This deficit may limit our ability to obtain financing, cover obligations, or continue operations. There can be no assurance that we will be able to raise sufficient capital to sustain operations.

Realized and unrealized losses on cryptocurrency investments may materially affect our financial statements.

For the year ended June 30, 2025, the Company recorded an impairment expense of approximately $(12,668) related to its ADA holdings (a cryptocurrency) and reported a realized loss of $2 under the line item “Gain (loss) on sale of cryptocurrency.” Subsequent to June 30, 2025, the Company fully divested its ADA holdings, which resulted in a realized loss approximately equal to the previously recorded impairment amount, though the final figure has not been audited or reviewed and may differ. Future realized or unrealized losses, including those related to DOG Coins or other cryptocurrencies, may be significant and could adversely affect the Company’s equity and results of operations.

We may be unable to manage growth or scale operations effectively.

Rapid accumulation of cryptocurrency assets without corresponding operational infrastructure may strain management, internal controls, and oversight. Failure to manage growth could adversely affect our business, financial condition, and results of operations.

Valuation of cryptocurrency holdings involves significant judgments and estimates.

The fair value of digital assets is subject to significant assumptions, and changes in valuation could materially affect reported results and stockholders’ equity.

Our future revenue and/or success depends on our business plan and the value of cryptocurrency.

The Company’s future performance relies on the development and commercialization of the Bitcoin mining facility and the AI-powered crypto chatbot, neither of which has generated revenue and may never be carried out. The Company also holds or may hold digital assets, including DOG Coins and other cryptocurrencies, with the expectation that their value will increase. There can be no assurance that these digital assets will appreciate or even maintain their value. Failure, delay, or unfavorable market conditions could materially affect the Company’s future revenue and/or success and its ability to achieve profitability.

We may never be able to develop, finance, or operate our proposed cryptocurrency mining facility.

We have announced plans to establish a 14-megawatt Bitcoin mining facility in Atlanta, Georgia, but we have not identified or secured a site, purchased equipment, or commenced construction. We may never acquire a site or mining rigs. Establishing such a facility requires significant capital, permits, and infrastructure. Even if financing is available, there is no assurance that we will be able to secure a suitable location on acceptable terms, obtain necessary approvals, or successfully construct and operate the facility. Additionally, other business agenda items may take precedence over these plans, which could further delay or prevent the development of the mining facility.

Our business is highly dependent on the market price of Bitcoin and other cryptocurrencies, which are volatile and may decline significantly.

The success of our planned mining operations, which have not yet commenced, and the value of our digital asset holdings, including DOG Coins, depends heavily on the prevailing market prices of Bitcoin, DOG Coins, and cryptocurrency in general. Cryptocurrency markets are highly volatile, and prices can fluctuate widely in response to various factors, including regulatory developments, technological changes, market sentiment, macroeconomic conditions, and speculative activity. A sustained decline in the prices of Bitcoin, DOG Coins, or other cryptocurrencies could render our planned mining operations unprofitable or our current digital asset holdings significantly less valuable or even worthless.

Future acquisitions of digital assets may result in losses.

The Company may choose to acquire additional cryptocurrencies or other digital assets as part of its business plan or treasury strategy. There can be no assurance that any newly acquired digital assets will retain value, appreciate, or be marketable. Purchases of digital assets that decline significantly in value or become worthless could materially and adversely affect the Company’s financial condition, results of operations, and ability to achieve profitability.

Our internal financial projections for cryptocurrency mining may prove inaccurate and we may not achieve break-even or profitability.

Our estimates regarding the potential profitability of using ASIC S19 XP miners assume certain electricity costs, Bitcoin prices, and equipment performance. These assumptions may prove inaccurate or may change materially over time. As a result, we may not achieve the projected break-even period of 2.5 to 3 years, and our mining operations may not become profitable at all.

We have incurred significant net losses and expect to continue incurring losses in the future.

For the year ended June 30, 2025, the Company reported a net loss of $235,265, with operating expenses significantly exceeding revenues. We may continue to incur substantial losses in the future as we pursue our business objectives, and there can be no assurance that we will ever achieve profitability.

Our mining operations, if developed, would be highly dependent on the availability and cost of electricity.

Cryptocurrency mining is energy-intensive, and profitability depends on access to reliable and cost-effective electricity. Increases in electricity rates, power shortages, or disruptions in energy supply could materially and adversely affect the economics of our planned operations.

Our mining hardware, if acquired, may quickly become obsolete and lose value.

We intend to use ASIC mining rigs, including the S19 XP model, which are subject to rapid technological change. More efficient machines may be introduced by competitors, reducing the competitiveness of our equipment. We may be required to make significant additional investments in new hardware to remain viable, and there is no assurance that such investments would be successful or available to us.

We may never commercialize or generate revenues from our AI-powered crypto chatbot.

Although we announced the beta launch of an AI-powered crypto chatbot in May 2025, development has since been paused, and the project has not generated any revenues. We do not own patents, copyrights, or other intellectual property rights with respect to the chatbot. There is no assurance that we will resume development, commercialize the chatbot, or derive any revenues from this initiative.

Our reliance on DOG Coin as the sole digital asset in our treasury strategy exposes us to concentration and volatility risks.

We have shifted our treasury strategy to focus exclusively on DOG Coin, a meme-driven, community-supported asset built on the Bitcoin blockchain. This concentration increases our exposure to fluctuations in the price, adoption, and cultural relevance of DOG Coin. A significant decline in DOG Coin’s value or demand could materially and adversely affect our financial condition and results of operations.

We rely on third-party custodians and service providers for safeguarding our digital assets, which exposes us to cybersecurity and operational risks.

Our digital assets, including DOG Coin, are stored with or managed by unaffiliated third-party service providers. We have limited ability to monitor or control the cybersecurity practices of these providers. A breach or failure of their systems could result in the partial or total loss of our assets. Unlike bank deposits or securities accounts, digital assets may not be recoverable if stolen or inaccessible, which could materially and adversely impact our financial condition.

We do not maintain a formal cybersecurity risk management program, which increases our vulnerability to cyber threats.

Given our small size and early stage of operations, we have not developed or implemented an enterprise-wide cybersecurity program. Our current measures, such as multi-factor authentication, password protection, and encryption, may not be sufficient to prevent or detect sophisticated cyberattacks. We also lack dedicated cybersecurity personnel and rely on our sole officer and director for oversight. If our systems or those of our providers are compromised, we could suffer irretrievable losses of digital assets, business disruptions, reputational harm, and potential legal liability.

We rely on a single officer and director, which limits our management resources and oversight.

Our sole officer and director, Levi Jacobson, is responsible for all aspects of our management, operations, and oversight, including cybersecurity risk. The lack of additional executive officers, directors, or independent oversight increases our vulnerability to mismanagement, conflicts of interest, and operational inefficiencies. This concentration of responsibility may adversely affect our ability to execute our business plan and respond effectively to challenges.

Our non-binding agreements and letters of intent may never result in completed transactions.

We have entered into non-binding agreements and letters of intent with third parties, including CoinEdge Inc. and A.R.T. Digital Holdings Corp., but we have not consummated any related transactions or made any payments. There is no assurance that these agreements will be finalized or that the proposed transactions will occur on the contemplated terms, if at all. If we are unable to execute these transactions, our growth prospects and business development strategy may be adversely affected.

Changes in laws, regulations, or governmental policies affecting blockchain or digital assets could adversely affect our business.

The regulatory environment surrounding blockchain technology, cryptocurrency mining, and digital assets is uncertain and rapidly evolving. Changes in federal, state, or foreign laws and regulations, or in governmental policies, could increase our costs, restrict our operations, or otherwise adversely affect our ability to conduct business.

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCID tier, which subjects it to volatility, illiquidity, and limited investor interest.

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCID tier under the symbol “CBLO.” Securities traded on the OTC market are often thinly traded, subject to extreme price fluctuations, and may not provide a liquid market for investors. As a result, investors may have difficulty buying or selling our shares, and the market price of our common stock may not reflect its underlying value.

The market price of our common stock may fluctuate significantly, and investors may lose all or part of their investment.

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including operating results, changes in our business strategy, market conditions for blockchain and cryptocurrency companies, announcements by competitors, regulatory developments, and general market sentiment. As a result, investors may experience substantial losses.

We may issue additional shares of common stock or other securities in the future, which could dilute existing stockholders and adversely affect the market price of our common stock.

We may issue additional equity securities to raise capital, acquire assets, or for other purposes. Any such issuances may dilute the ownership interests of existing stockholders and could depress the market price of our common stock.

Our common stock is currently considered to be a “penny stock,” which could make it more difficult for investors to sell their shares.

Because our common stock trades on the OTC Markets Group, Inc.’s OTCID tier at prices below $5.00 per share, it is likely considered a “penny stock” under SEC rules. Broker-dealers who recommend penny stocks must provide investors with a standardized risk disclosure document, make a suitability determination for each purchaser, and obtain the purchaser’s written consent prior to executing a transaction. These additional requirements may limit the willingness of broker-dealers to make a market in our stock or recommend it to investors, which may reduce the liquidity and market price of our shares.

The risks described in this report may not include all of the risks that we face, and you may lose some or all of your investment.

The risks and uncertainties described in this report are not the only ones we face. Additional risks that are not currently known to us, that we consider immaterial at this time, or that are otherwise apparent could also negatively affect our business. Investing in our securities involves a high degree of risk, and there is no guarantee of any return. Investors should be aware that they may lose part or all of their investment by investing in our common stock.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item 1B.

Item 1C. Cybersecurity

We face cybersecurity risks that could materially affect our business, financial condition, and results of operations. Cybersecurity threats include unauthorized access, data breaches, theft, misuse, disruption, or destruction of systems, digital assets, or confidential information. These risks are heightened given our reliance on digital asset custodians, cryptocurrency wallet providers, online hosting services, and other unaffiliated third-party service providers.

Because a substantial portion of our current and past assets are maintained in the form of digital assets such as DOG Coin, and as of June 30, 2025, Cardano (ADA) tokens, our exposure to cybersecurity threats is significant. If the systems of our third-party wallet providers, custodians, or other service providers are compromised, or if our own limited internal protections fail, we could suffer an immediate and total loss of such assets. Unlike traditional bank accounts or securities held with registered brokers, digital assets may not be recoverable if stolen or rendered inaccessible due to a cyber incident. Any such loss could have a material adverse effect on our financial condition, business prospects, and results of operations.

We have not developed or implemented a formal, enterprise-wide cybersecurity risk management program due to our small size, limited personnel, and early stage of operations. Our approach to cybersecurity consists primarily of commercially available tools such as multi-factor authentication, password protection, and encryption for certain Company accounts. We also rely on third-party custodians and wallet service providers for safeguarding digital assets, and we informally monitor industry alerts and provider communications for potential risks. These measures may not be sufficient to detect or prevent sophisticated or evolving threats, and our ability to evaluate or influence the cybersecurity practices of third-party service providers is limited.

Oversight of cybersecurity matters rests with our sole officer and director, Levi Jacobson, who evaluates service providers, monitors for potential incidents, and would be responsible for coordinating any response. We do not currently employ dedicated cybersecurity personnel or maintain outside consultants on a continuing basis, though we may engage external advisors in the event of a material incident. As we currently have only one director, board-level oversight and management responsibilities are consolidated.

To date, we have not experienced any known material cybersecurity incidents. However, there can be no assurance that our systems or those of our service providers will not be compromised in the future. A successful attack could result in the theft or complete loss of our DOG Coin or other digital asset holdings, disruption of planned operations, reputational harm, potential legal liability, and the diversion of resources.

Item 2. Properties.

We currently do not rent or own any properties. We utilize office space and equipment provided by our management at no cost.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.’s OTCID market tier under the ticker symbol “CBLO.”

There is generally a limited trading market for our common stock. Our shares tend to be thinly traded, meaning they may not be easily bought or sold and daily trading volume is often low. This limited liquidity can cause significant volatility in the market price of our shares.

Investors should be aware that the generally low trading volume may make it difficult to sell shares at or near their market price.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2025	$0.0800	$0.0700
March 31, 2025	$0.0489	$0.0090
December 31, 2024	$0.0051	$0.0051
September 30, 2024	$0.0138	$0.0138
June 30, 2024	$0.0188	$0.0188
March 31, 2024	$0.0348	$0.0348
December 31, 2023	$0.0400	$0.0400
September 30, 2023	$0.0730	$0.0730

Holders

As of June 30, 2025, the end of our most recent fiscal year, we had 274,726,005 shares of Common Stock, par value $0.001 per share, issued and outstanding. We had no shares of Preferred Stock, par value $0.001 per share, issued and outstanding.

As of September 4, 2025, the most recent practicable date prior to the filing of this Annual Report, we had 379,236,005 shares of Common Stock issued and outstanding.

As of September 4, 2025, we had approximately 42 holders of record of our Common Stock. This figure includes Cede & Co., the nominee of The Depository Trust Company (DTC), which holds shares on behalf of numerous beneficial owners.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Note: The information regarding recent sales of securities below is presented through the date of the certified shareholder list, dated September 4, 2025. Certain transactions may not be reflected because, although the related subscription agreements were signed on or before that date, the shares had not yet been issued due to processing or because the Company had not yet received payment. Accordingly, the dates described below for each transaction are presented on or about the date of the subscription agreement and may not represent the actual date the shares were issued. The transactions detailed below, however, are included on the certified shareholder list as of September 4, 2025.

From approximately February 20, 2025 through September 4, 2025, the Company issued securities in private placements that were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D. Each investor represented that the securities were acquired for investment purposes and not with a view to distribution. No underwriting discounts, commissions, or placement agent fees were paid. The proceeds were or may be used for general corporate purposes, including working capital, as deemed appropriate by the Company’s sole officer and director. All securities issued are subject to transfer restrictions and bear appropriate legends.

The descriptions of the transactions below reflect the private placements and other securities issuances conducted pursuant to the terms described in the preceding paragraph.

Common Stock Issuances - Restricted Stock

The Company issued the following shares of restricted common stock to accredited investors. On or about February 20, 2025, the Company issued 1,000,000 shares at a purchase price of $0.04 per share for total proceeds of $40,000. On or about May 13, 2025, 5,000,000 shares were issued at $0.01 per share for total proceeds of $50,000. On or about June 19, 2025, the Company issued 1,500,000 shares at $0.01 per share for total proceeds of $15,000. On or about July 15, 2025, the Company issued 5,000,000 shares at $0.02 per share for total proceeds of $100,000 under a subscription agreement granting piggyback registration rights, and also issued 10,000,000 shares at $0.02 per share for total proceeds of $200,000. On or about July 29, 2025, 12,500,000 shares were issued at $0.02 per share for total proceeds of $250,000. On or about August 10, 2025, the Company issued 1,000,000 shares at a purchase price of $0.03 per share for total proceeds of $30,000. On or about August 14, 2025, the Company issued 12,500,000 shares at a purchase price of $0.02 per share for total proceeds of $250,000. On or about August 19, 2025, the Company issued 12,500,000 shares at a purchase price of $0.02 per share for total proceeds of $250,000. On or about August 21, 2025, the Company issued 1,500,000 shares at $0.02 per share for total proceeds of $30,000. On or about August 25, 2025, the Company issued 10,000,000 shares at $0.01 per share for total proceeds of $100,000. On or about August 25, 2025, the Company issued (i) 500,000 shares at $0.02 per share for total proceeds of $10,000, (ii) 10,000,000 shares at $0.01 per share for total proceeds of $100,000, and (iii) 4,000,000 shares at $0.01 per share for total proceeds of $40,000.

Quick Capital, LLC Note Purchase Agreement and Convertible Promissory Note

On July 22, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Quick Capital, LLC, a Wyoming limited liability company (“QC”), pursuant to which the Company issued a convertible promissory note in the principal amount of $55,555.56 (the “QC Note”).

The QC Note carries a one-time guaranteed interest charge of $6,666.67 (equivalent to 12%), includes an original issue discount of $5,555.56, and allocates $3,000.00 for QC’s legal fees, resulting in net proceeds to the Company of $47,000.00.

The QC Note matures on or about April 22, 2026 (nine months after the issue date) and is convertible at QC’s option into shares of the Company’s common stock at a conversion price selected by QC, which may be either:

-A fixed conversion price of $0.01, or

-65% of the lowest trading price of the Company’s common stock during the 20 trading days prior to conversion (the “Variable Conversion Price”).

The Company shall include on any registration and/or offering statement subsequently filed with the SEC, including without limitation any offering statement on Form 1-A, all Conversion Shares and all Warrant Shares for resale by Quick Capital, LLC (the “Buyer”). In addition to all other remedies available at law, in equity, or under this Agreement or any other Transaction Documents, failure to comply with this obligation shall result in liquidated damages of $20,000.00 being immediately due and payable to the Buyer, at the Buyer’s election, in the form of a cash payment.

In the event of default, the QC Note accrues interest at a rate of 24% per annum or the maximum rate permitted by law, whichever is less. The QC Note also contains standard adjustments for stock splits, dividends, recapitalizations, and includes anti-dilution protections.

In connection with the Purchase Agreement, the Company also issued to QC a warrant resulting in the issuance of 2,777,778 warrant shares at an exercise price of $.02 per share with a 5 year term equivalent to 100% warrant coverage, entitling QC to purchase shares of common stock equal to 100% of the principal amount of the QC Note. The Company covenants that while the Note and/or Warrant remain outstanding, the Company will reserve from its authorized and unissued Common Stock, three times (300%) of the number of shares of Common Stock, free from pre-emptive rights, that would be issuable upon full, unconditioned conversion of the Note and exercise of the Warrant calculated on the basis of the conversion price and exercise price, respectively, in effect as the Closing Date, which such reserved amounts shall be increased by the Company from time to time in accordance with its obligations under such Securities. In addition to all other rights in this Agreement and the Note, in the event that on any date (the “Reserve Depletion Date”) the Company does not have available enough authorized shares of Common Stock to satisfy any conversion request regarding the Note, or exercise of the Warrant, the Company shall repay all outstanding amounts owed under the Note in full within sixty (60) days of the Reserve Depletion Date.

The QC Note and the related securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Coventry Enterprises LLC Securities Purchase Agreement and Promissory Note

On July 22, 2025, the Company entered into a Securities Purchase Agreement with Coventry Enterprises LLC, a Delaware limited liability company (“Coventry”), pursuant to which the Company issued a promissory note in the principal amount of $200,000.00 (the “Coventry Note”).

The Coventry Note includes $20,000.00 of guaranteed interest, and was issued with an original issue discount of $20,000.00 and $10,000.00 allocated to legal documentation fees, resulting in gross proceeds to the Company of $170,000.00.

The Coventry Note is repayable in 12 equal monthly installments of $18,333.33 beginning on August 22, 2025, and maturing on July 22, 2026.

The Company shall issue ten million (10,000,000) shares of its restricted common stock (in book entry form) to Coventry Enterprises LLC (“Coventry”) as commitment stock (the “Commitment Stock”). If the Company repays all of its obligations in full and in accordance with the terms of the Promissory Note, and was never in default during the term of the Note (independently of any cure period), then Coventry shall, within ten (10) calendar days thereafter, return five million (5,000,000) of the Commitment Stock shares to the Company’s treasury for cancellation.

The Company shall include on any registration and/or offering statement subsequently filed with the SEC, including without limitation any offering statement other than a registration statement on Form S-8 or S-4, all Commitment Stock, Conversion Shares, and any shares issuable upon conversion of the Promissory Note (collectively, the “Shares”) for resale by Coventry Enterprises LLC, notwithstanding that Coventry may rely on another exemption, including Rule 144, to sell such Shares.

The Company shall reserve thirty million (30,000,000) shares of its common stock for issuance to Coventry upon conversion of the Promissory Note.

The Coventry Note is not convertible under ordinary circumstances, but provides Coventry the option to convert the outstanding balance into shares of common stock solely upon an event of default. In such event, the initial conversion price is equal to 102% of the lowest per-share trading price during the twenty (20) trading day period prior to the conversion date (the “Calculated Conversion Price”). The note also provides that if the Company conducts a lower-priced equity financing within 90 days of such conversion, Coventry may elect to apply the lower price (the “Alternative Conversion Price”) in place of the Calculated Conversion Price, or receive additional shares to reflect the difference.

Coventry Enterprises LLC Equity Line Agreement

The Company entered into a Common Stock Purchase Agreement (the “Equity Line Agreement”) with Coventry Enterprises LLC, pursuant to which Coventry committed to purchase up to $10,000,000.00 of the Company’s common stock over a 36-month period beginning on the effective date of the registration statement required under the agreement.

-Under the Equity Line Agreement, the Company may deliver drawdown notices from time to time, in amounts up to the lesser of:

a. $250,000 per drawdown,

b. No more than 200% of the average daily trading volume (based on dollar value) over the preceding 10 business days; and

c. Only to the extent that such purchase would not cause Coventry’s beneficial ownership to exceed 4.99% of the Company’s outstanding common stock.

-The purchase price per share will be the lesser of:

a. 80% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the closing date of the applicable drawdown; or

b. The effective price per share of any equity security issued by the Company at a lower price within the 30 business days prior to the drawdown notice.

As an inducement to Coventry Enterprises LLC (“Coventry”) entering into this Equity Line Agreement, the Company shall, as of the date of this Agreement and for no additional consideration, issue to Coventry an aggregate of five million (5,000,000) shares of Common Stock (the “Commitment Shares”). Upon issuance, the Commitment Shares shall be duly authorized, fully paid, and non-assessable. In lieu of delivering a physical certificate for the Commitment Shares, the Company shall cause its transfer agent to record such shares in electronic book entry format on its books and records and shall provide Coventry with a statement documenting such notation.

The Company shall include on any registration and/or offering statement subsequently filed with the SEC, including without limitation any offering statement other than a registration statement on Form S-8 or S-4, all Commitment Shares for resale by Coventry Enterprises LLC, notwithstanding that Coventry may rely on another exemption, including Rule 144, to sell such shares.

The Equity Line Agreement references the following: 1) “Commitment Period” shall mean the thirty-six (36) months immediately following the initial date of effectiveness of the S-1 Registration Statement.

2) “Transaction Documents” shall mean this Agreement and all schedules and exhibits hereto and thereto, including, but not limited to, the Registration Rights Agreement by and between the Parties of even date herewith, attached hereto as Exhibit B.

3) IV.9.REGISTRATION RIGHTS.

Except as set forth on Schedule 4.9, in the Registration Rights Agreement by and between the Parties of even date herewith, attached hereto as Exhibit B, no Person (other than the Investor) has any right to cause the Company to effect the registration under the Securities Act of any securities of the Company or any Subsidiary.

4) Schedule 4.9 – Registration Rights

5) DEPOSITING SHARES. In the event that the investor cannot deposit the shares for any reason, for example the Stock is not “DWAC Eligible”, the price is too low or it is subject to a “DTC chill,” the Drawdown will be delayed until the shares can be deposited.

No Registration Rights Agreement has been made available to the Company as of the filing date of this Form 10-K.

The descriptions of the Quick Capital, LLC Note Purchase Agreement and Convertible Promissory Note, Coventry Enterprises LLC Securities Purchase Agreement and Promissory Note, Coventry Enterprises LLC Equity Line Agreement collectively, (the “Agreements”) contained herein are summaries and do not purport to be complete. The full terms of each Agreement are included herein as exhibits to this Annual Report (see Exhibit 10.2-10.7).

Common Stock Issuances – Restricted Stock for Services Rendered

On or about April 10, 2025, the Company issued 1,500,000 shares of restricted common stock at a value of $0.01 per share, for total non-cash consideration of $15,000, to Root Ventures LLC in exchange for investor relations and related services. The shares were issued as a consulting fee.

The issuance was made to an accredited investor in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares were issued for bona fide services and not for fundraising purposes. All shares are subject to applicable transfer restrictions and bear appropriate restrictive legends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as added by the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions, and such statements are subject to risks and uncertainties. There can be no assurance that any of our plans, objectives, or projections will be achieved. It is possible that any of our planned initiatives may not materialize, and investors could lose some or all of their invested capital. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them unless required by law.

Business Overview

The Company is a development-stage blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury management, and related technology initiatives. While material corporate activities have commenced, the Company remains in the early stages of development and faces significant operational and financial constraints that may affect the timing and scope of its activities.

For a detailed discussion of the Company’s business, plans, and related information, please refer to Item 1 “Business” of this annual report.

Results of Operations (For the Fiscal Year Ended June 30, 2025, and June 30, 2024)

Revenues

During the fiscal year ended June 30, 2025, we generated $185 in revenue from staking rewards, which constituted all of our revenue for that period. These staking rewards were solely earned from holding and staking Cardano (ADA) tokens. Staking rewards, as defined herein, are earnings received for participating in the network’s validation process by locking certain cryptocurrencies to help secure the blockchain and process transactions. During this period, the Company did not hold any Dog Coin (DOG) tokens, and therefore no staking rewards were generated from DOG. During the fiscal year ended June 30, 2024, the Company did not generate any revenue.

Operating Expenses

Our operating expenses for the fiscal year ended June 30, 2025, were $222,780, all of which were general and administrative expenses. This represents an increase compared to operating expenses of $30,020 for the fiscal year ended June 30, 2024, which were also entirely general and administrative expenses. The increase was primarily due to the Company’s increased level of operations, including $84,000 in accrued officer compensation under an employment agreement entered into in February 2025, as well as increased professional and administrative fees.

Other Income (Loss)

During the fiscal year ended June 30, 2025, we recorded a nominal loss of $2 from the sale of cryptocurrency and an impairment loss of $12,668. There was no comparable activity during the fiscal year ended, June 30, 2024.

Net Loss

Our net loss for the fiscal year ended June 30, 2025 was $235,265, compared to a net loss of $30,020 for the fiscal year ended June 30, 2024. The increase in net loss primarily reflects higher operating expenses due to the increased level of operations, including professional and administrative fees and officer compensation.

Liquidity and Capital Resources

As of June 30, 2025, the Company had total assets of $75,551 (including $9 in cash, $62,474 in cryptocurrency, all of which was ADA tokens, and $13,068 in prepaid expenses), total liabilities of $84,000 (all accrued officer compensation), and a stockholders’ deficit of $8,449. Net cash used in operating activities was $149,333 for the fiscal year ended June 30, 2025, compared to $30,020 for the fiscal year ended June 30, 2024, reflecting increased corporate expenses and compensation accruals. Net cash used in investing activities was $62,474 for the fiscal year ended June 30, 2025, related to cryptocurrency purchases, with no investing activities in fiscal 2024. Net cash provided by financing activities was $211,786 for the fiscal year ended June 30, 2025, primarily attributable to sales of our common stock, including $223,000 in common stock sales and $50,000 in proceeds for shares payable, partially offset by repayment of a $61,214 related-party loan. In fiscal 2024, financing activities consisted solely of a $30,050 loan from our sole officer and director. We have incurred recurring losses from operations since inception and expect to continue incurring losses until such time as we commence profitable cryptocurrency mining operations or other revenue-generating activities. We will require additional funding, likely through equity financing or related-party contributions, to sustain operations. There can be no assurance that such funding will be available on acceptable terms or at all.

Going Concern

We have incurred recurring losses from operations since inception and expect to continue incurring losses until such time as we commence profitable cryptocurrency mining operations or other revenue-generating activities, including but not limited to digital asset management and related initiatives. Our recurring operating loss, accumulated deficit of $298,184 as of June 30, 2025, and minimal cash balance raise substantial doubt about our ability to continue as a going concern for the next twelve months. Management’s plans include raising additional capital and pursuing our proposed cryptocurrency mining operations; however, there is no assurance that these plans will be successful.

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

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

C2 Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of C2 Blockchain, Inc. (the Company) as of June 30, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the fiscal years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

September 4, 2025

- F2 -

C2 Blockchain, Inc.

Balance Sheets

(Audited)

	June 30, 2025	June 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$30
Prepaid Expenses	13,068	-
Total Current Assets	13,077	30

NON-CURRENT ASSETS
Intangible assets – cryptocurrency	$62,474	$-

TOTAL ASSETS	$75,551	$30

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$84,000	$-
Loan to Company - related party	-	61,214
TOTAL LIABILITIES	$84,000	$61,214

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2025, and June 30, 2024)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 274,736,005 and 253,936,005 shares issued and outstanding as of June 30, 2025, and June 30, 2024, respectively)	274,736	253,936
Additional paid-in capital	(35,401)	(252,601)
Shares payable	50,000	-
Accumulated deficit	(297,784)	(62,519)
Total Stockholders’ Equity (Deficit)	(8,449)	(61,184)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$75,551	$30

The accompanying notes are an integral part of these audited financial statements.

- F3 -

C2 Blockchain, Inc.

Statement of Operations

(Audited)

	Year Ended June 30, 2025	Year Ended June 30, 2024

Revenue
Staking rewards	$185	$-
Total revenue	185	-

Operating expenses

General and administrative expenses	$222,780	$30,020
Total operating expenses	222,780	30,020

Operating Income (Loss)	$(222,595)	$(30,020)

Other Income/(Loss)
Impairment expense	$(12,668)	$-
Gain (loss) on sale of cryptocurrency	(2)	-
Total Other Income (Loss)	(12,670)	-

Net loss	$(235,265)	$(30,020)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	258,563,676	253,936,005

 The accompanying notes are an integral part of these audited financial statements.

- F4 -

 C2 Blockchain, Inc.

Statement of Changes is Stockholder (Deficit)

For the Period June 30, 2023, to June 30, 2025

(Audited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total

Balances, June 30, 2023	253,936,005	$253,936	$(252,601)	$-	$(32,499)	$(31,164)

Net loss	-	-	-	-	(30,020)	(30,020)
Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$-	$(62,519)	$(61,184)
Common shares sold	19,300,000	19,300	203,700	-	-	223,000
Cash received for shares not yet issued	-	-	-	50,000	-	50,000
Shares issued as compensation	1,500,000	1,500	13,500	-	-	15,000
Net loss	-	-	-	-	(235,265)	(235,265)
Balances, June 30, 2025	274,736,005	$274,736	$(35,401)	$50,000	$(297,784)	$(8,449)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

C2 Blockchain, Inc.

Statement of Cash Flows

(Audited)

	Year Ended June 30, 2025	Year Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(235,265)	$(30,020)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued expenses	84,000	-
Share based compensation	15,000	-
Changes in current assets and liabilities:
Prepaid expenses	(13,068)	-
Net cash used in operating activities	(149,333)	(30,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for cryptocurrency	$(62,474)	$-
Net cash used in investing activities	(62,474)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common shares	$223,000	$-
Cash received for shares not yet issued	50,000	-
Loan to company - related party	-	30,050
Payments to reduce loan from related party	(61,214)	-
Net cash provided by financing activities	211,786	30,050

Net change in cash	$(21)	$30
Beginning cash balance	30	-
Ending cash balance	$9	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Notes to the Audited Financial Statements

Note 1 - Organization and Description of Business

C2 Blockchain, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated on June 30, 2021 in the State of Nevada.

On June 30, 2021, Levi Jacobson was appointed Chief Executive Officer, Chief Financial Officer, and Director of C2 Blockchain, Inc.

The Company is a development-stage blockchain infrastructure business engaged in cryptocurrency mining, digital asset treasury management, and related technology initiatives. The Company is in the early stages of operations and faces substantial operational and financial constraints that may impact the timing, scope, and execution of its planned activities.

The Company utilizes home office space provided at no cost by its sole officer and director, Levi Jacobson.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2025, and June 30, 2024, were $9 and $30, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2025, and June 30, 2024.

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

The Company does not have any potentially dilutive instruments as of June 30, 2025, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2025, and June 30, 2024.

The Company’s stock-based compensation for the periods ended June 30, 2025, and June 30, 2024, was $15,000 and $0, respectively.

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

The Company has not established any substantive source of revenue to cover its operating expenses. Revenue generated to date, including staking rewards, is negligible compared to operating costs. Management intends to fund operations through related-party contributions and the sale of the Company’s stock. There can be no assurance that these measures will be successful. The accompanying financial statements do not include any adjustments that might be required if the Company is unable to continue as a going concern, including adjustments to the recoverability or classification of assets or the amounts and classification of liabilities.

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $297,784 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2025	June 30, 2024

Deferred tax asset, generated from net operating loss	$62,535	$13,129
Valuation allowance	(62,535)	(13,129)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2025, and June 30, 2024 except for the following: on February 1, 2025, the Company entered into an employment agreement with our sole officer and director, Levi Jacobson, which details base salary to be paid as well as bonus payments based on benchmarks.

As of June 30, 2025, the Company is in dispute with a vendor regarding services to the Company totaling $12,500. Based on the Company’s analysis pursuant to ASC 450-20, Loss Contingencies, the payment of this disputed amount is considered uncertain at the time of filing this report. No liability was recorded as of June 30, 2025 for this disputed amount.

Note 6 - Prepaid Expenses

During the year ended June 30, 2025, the Company prepaid a one-year invoice for OTC Markets news & disclosure service totaling $7,500 and prepaid a 66-day invoice for advertising totaling $7,500. These were expensed through June 30, 2025, with the remaining balance of $13,068 to be expensed in the next fiscal year.

Note 7 - Intangible Asset - Cryptocurrency

The Company has holdings of cryptocurrency as a long-term reserve and investment. During the year ended June 30, 2025, the Company purchased cryptocurrency totaling $75,142, consisting entirely of Cardano (ADA) tokens. The Company recorded an impairment expense of $12,668 at June 30, 2025 related to this cryptocurrency asset (see Note 9).

- F9 -

Note 8 - Accrued Expenses

During the year ended June 30, 2025, the Company accrued salary, totaling $84,000, payable to our sole office and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

Note 9 - Impairment Expense

During the fiscal year ended June 30, 2025, the Company purchased Cardano (ADA) tokens as a long-term reserve and investment. At the time of purchase, management believed ADA represented a viable long-term blockchain asset with potential for growth and ecosystem development. However, subsequent to June 30, 2025, management made the decision to fully divested its ADA token holdings. The Company realized an approximate loss of $12,668 with the sale of these assets. This amount was recognized as an impairment expense in the financial reports for the 2025 fiscal year end filing.

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of June 30, 2025, and June 30, 2024.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 274,736,005 and 253,936,005 shares of common stock issued and outstanding as of June 30, 2025 and June 30, 2024, respectively.

On or about April 10, 2025, the Company issued 1,500,000 shares of restricted common stock at a value of $0.01 per share, for total non-cash consideration of $15,000, to Root Ventures LLC in exchange for investor relations and related services. The shares were issued as a consulting fee.

The issuance was made to an accredited investor in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares were issued for bona fide services and not for fundraising purposes.

During the year ended June 30, 2025, the Company sold an aggregate of 16,800,000 shares of common stock to eight investors pursuant to its qualified Regulation A+ Tier II offering, for total proceeds of $168,000. In addition, the Company issued a total of 2,500,000 shares of restricted common stock to two accredited investors in private placement transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, for aggregate proceeds of $55,000. Of these, 1,000,000 shares were sold at a purchase price of $0.04 per share for proceeds of $40,000, and 1,500,000 shares were sold at a purchase price of $0.01 per share for proceeds of $15,000. The restricted shares are subject to transfer restrictions and bear appropriate restrictive legends.

Shares payable

During the year ended June 30, 2025, the Company received funds totaling $50,000 from a prospective shareholder. As of June 30, 2025, the subscribed shares had not yet been issued.

Note 11 - Related-Party Transactions

Consulting Fees

During the year ended June 30, 2025, the Company paid $15,000 to Simple Simon Says LLC (“Consultant”) for consulting services. Simple Simon Says LLC is controlled by the father of the Company’s sole officer and director, Levi Jacobson. Pursuant to the consulting agreement, Consultant provided business development, strategic advisory, and consulting services to the Company from May 1, 2025, through June 1, 2025. Consultant acted as an independent contractor and not as an employee or partner of the Company.

The engagement of Consultant, as a related party transaction, was approved by Levi Jacobson, the Company’s Chief Executive Officer and sole director.

Loan

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $30,050 during the period ended June 30, 2024. These payments were considered as a loan to the Company which was noninterest-bearing, unsecured and payable on demand. As of June 30, 2024, the related party loan to the Company totaled $61,214.

During the year ended June 30, 2025, the Company made payments to our sole officer and director, Levi Jacobson, totaling $61,214 to pay off the loan in full.

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 12 - Subsequent Events

The Company has evaluated subsequent events through September 4, 2025, the most recent practicable date prior to the filing of this Annual Report, which is the date the financial statements were available to be issued.

Note: The information regarding recent sales of securities below is presented through the date of the certified shareholder list, dated September 4, 2025. Certain transactions may not be reflected because, although the related subscription agreements were signed on or before that date, the shares had not yet been issued due to processing or because the Company had not yet received payment. Accordingly, the dates described below for each transaction are presented on or about the date of the subscription agreement and may not represent the actual date the shares were issued. The transactions detailed below, however, are included on the certified shareholder list as of September 4, 2025.

Events or transactions occurring after June 30, 2025, but before September 4, 2025, that would require recognition or disclosure in the financial statements have been considered. Certain subscription agreements signed on or prior to September 4, 2025, may not be reflected if the shares had not yet been processed for reasons such as, but not limited to, the Company not having received payment for the shares.

Pursuant to a subscription agreement executed prior to the fiscal year ended June 30, 2025, the Company received $50,000 in proceeds for the sale of 5,000,000 freely transferable shares of common stock to an accredited investor under its qualified Regulation A+ Tier II offering statement. The shares were subsequently issued on or about July 1, 2025. (see Note 10 - Shares Payable).

Subsequent to June 30, 2025, the Company completed the following equity issuances to accredited investors:

On or about July 15, 2025, the Company issued 10,000,000 shares of restricted common stock at $0.02 per share in a private placement.

On or about July 15, 2025, the Company issued 5,000,000 shares of restricted common stock at $0.02 per share under a separate subscription agreement, granting piggyback registration rights.

On or about July 29, 2025, the Company issued 12,500,000 shares of restricted common stock at $0.02 per share.

On or about August 10, 2025, the Company issued 1,000,000 shares of restricted common stock at $0.03 per share.

On or about August 14, 2025, the Company issued 12,500,000 shares of restricted common stock at $0.02 per share.

On or about August 19, 2025, the Company issued 12,500,000 shares of restricted common stock at $0.02 per share.

On or about August 21, 2025, the Company issued 1,500,000 shares of restricted common stock at $0.02 per share.

On or about August 25, 2025, the Company issued 10,000,000 shares of restricted common stock at $0.01 per share.

On or about August 25, 2025, the Company issued (i) 500,000 shares of restricted common stock at $0.02 per share, (ii) 10,000,000 shares of restricted common stock at $0.01 per share, and (iii) 4,000,000 shares of restricted common stock at $0.01 per share.

All restricted issuances were made in reliance on exemptions under Section 4(a)(2) and Rule 506(b) of Regulation D. No underwriting discounts or commissions were paid, and proceeds are intended for general corporate purposes.

Additional Information:

Quick Capital, LLC Note Purchase Agreement and Convertible Promissory Note

On July 22, 2025, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Quick Capital, LLC, a Wyoming limited liability company (“QC”), pursuant to which the Company issued a convertible promissory note in the principal amount of $55,555.56 (the “QC Note”).

In connection with the Purchase Agreement, the Company also issued to QC a warrant resulting in the issuance of 2,777,778 warrant shares at an exercise price of $.02 per share with a 5 year term equivalent to 100% warrant coverage, entitling QC to purchase shares of common stock equal to 100% of the principal amount of the QC Note.

The QC Note and the related securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Coventry Enterprises LLC Securities Purchase Agreement and Promissory Note

On July 22, 2025, the Company entered into a Securities Purchase Agreement with Coventry Enterprises LLC, a Delaware limited liability company (“Coventry”), pursuant to which the Company issued a promissory note in the principal amount of $200,000.00 (the “Coventry Note”).

The Coventry Note includes $20,000.00 of guaranteed interest, and was issued with an original issue discount of $20,000.00 and $10,000.00 allocated to legal documentation fees, resulting in gross proceeds to the Company of $170,000.00.

The Coventry Note is repayable in 12 equal monthly installments of $18,333.33 beginning on August 22, 2025, and maturing on July 22, 2026.

The Company shall issue ten million (10,000,000) shares of its restricted common stock (in book entry form) to Coventry Enterprises LLC (“Coventry”) as commitment stock (the “Commitment Stock”). If the Company repays all of its obligations in full and in accordance with the terms of the Promissory Note, and was never in default during the term of the Note (independently of any cure period), then Coventry shall, within ten (10) calendar days thereafter, return five million (5,000,000) of the Commitment Stock shares to the Company’s treasury for cancellation.

The Company shall reserve thirty million (30,000,000) shares of its common stock for issuance to Coventry upon conversion of the Promissory Note.

Coventry Enterprises LLC Equity Line Agreement

The Company entered into a Common Stock Purchase Agreement (the “Equity Line Agreement”) with Coventry Enterprises LLC, pursuant to which Coventry committed to purchase up to $10,000,000.00 of the Company’s common stock over a 36-month period beginning on the effective date of the registration statement required under the agreement.

As an inducement to Coventry Enterprises LLC (“Coventry”) entering into this Equity Line Agreement, the Company shall, as of the date of this Agreement and for no additional consideration, issue to Coventry an aggregate of five million (5,000,000) shares of Common Stock (the “Commitment Shares”). Upon issuance, the Commitment Shares shall be duly authorized, fully paid, and non-assessable. In lieu of delivering a physical certificate for the Commitment Shares, the Company shall cause its transfer agent to record such shares in electronic book entry format on its books and records and shall provide Coventry with a statement documenting such notation.

The descriptions of the Quick Capital, LLC Note Purchase Agreement and Convertible Promissory Note, Coventry Enterprises LLC Securities Purchase Agreement and Promissory Note, and Coventry Enterprises LLC Equity Line Agreement (collectively, the “Agreements”) provided herein are summaries and do not contain all the details. Complete copies of each Agreement are included as exhibits to this Annual Report (see Exhibits 10.2 through 10.7).

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 3, 2024, the Board of Directors of C2 Blockchain, Inc. (the “Company”), consisting solely of Levi Jacobson, approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm.

The audit reports issued by BF Borgers for the fiscal years ended June 30, 2023, and June 30, 2022, did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified with respect to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2023, and June 30, 2022, and up to the termination date of May 3, 2024, there were no disagreements with BF Borgers on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures that would have required BF Borgers to reference such disagreements in its reports.

Additionally, during these periods and through May 3, 2024, there were no “reportable events,” as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report.

The Company provided BF Borgers with a copy of the disclosure made herein in response to Item 304(a) of Regulation S-K. BF Borgers is not currently permitted to appear or practice before the Securities and Exchange Commission (“SEC”), as noted in the SEC’s Staff Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against BF Borgers CPA PC, issued on May 3, 2024. Accordingly, if BF Borgers does not furnish a letter to the SEC pursuant to Item 304(a)(3) of Regulation S-K stating whether it agrees with the statements made herein, no further action will be taken by the Company.

On May 9, 2024, the sole director approved the engagement of Michael Gillespie & Associates, PLLC (PCAOB ID: 6108) as the Company’s independent registered public accounting firm, effective immediately. Michael Gillespie & Associates, PLLC has since conducted the audit of the fiscal year ended June 30, 2024, performed reviews of interim quarterly financial reports, and, as of the date of this filing, has completed the audit of the fiscal year ended June 30, 2025.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which currently consists solely of our officer and director, Levi Jacobson.

As of June 30, 2025, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Levi Jacobson, our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures. Mr. Jacobson concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Levi Jacobson, our sole officer and director, is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our sole officer, Mr. Jacobson, assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our sole officer and director, Levi Jacobson, concluded that our internal control over financial reporting was ineffective as of June 30, 2025 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, our sole officer and director, Mr. Jacobson, has determined that material weaknesses existed as of June 30, 2025.

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

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The report of our sole officer and director, Levi Jacobson, was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Levi Jacobson	31	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary, and Director

Levi Jacobson - Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Accounting Officer, President, Secretary and sole Director.

On June 30, 2021, Mr. Levi Jacobson was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of C2 Blockchain, Inc., positions he continues to hold.

He previously served as a director and sole officer of Elektros, Inc. from December 1, 2020, until his resignation on July 1, 2021. Mr. Jacobson also served as Chief Executive Officer and sole director of China Xuefeng Environmental Engineering Group from November 19, 2020, until July 1, 2021, when he resigned from those roles. Since November 13, 2015, he has been the CEO and sole director of Hemp Naturals, Inc.; however, he does not currently devote material time to that role as the operations of Hemp Naturals are inactive. In addition, he has served as CEO and sole director of American Estate Management Company since July 7, 2021, though he does not devote material time to that position as the operations of the entity are also inactive.From 2016 to 2019, Mr. Jacobson was employed by Bluejay Management LLC, a real estate development firm in Hewlett, NY, where he assisted with property management, rent collection, and remodeling.

Mr. Jacobson’s extensive business acumen and experience as an officer and director across various companies culminated in his appointment as the sole officer and director of C2 Blockchain, Inc.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Our sole officer and director, Levi Jacobson, believes that it is not necessary to have such committees given the Company’s current size and the limited scope of its business. Currently, Mr. Jacobson is performing the functions of these committees.

In lieu of an Audit Committee, our board of directors, which consists solely of our officer and director, Levi Jacobson, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Mr. Jacobson also reviews our internal accounting controls, practices, and policies.

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

Involvement in Certain Legal Proceedings

None of our executive officers and directors, of which we have only one, Levi Jacobson, has been involved in or a party to any of the following events or actions during the past ten years:

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Company has material operations but currently has only one employee, our sole officer and director, Levi Jacobson. In the event the number of employees, officers, and/or directors increases in the future, we may take actions to adopt a formal Code of Ethics.

Nomination of Directors

As of September 4, 2025, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our sole officer and director, Levi Jacobson, believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Mr. Jacobson will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the Company at the address appearing on the first page of this Report. Such communications will be received and reviewed by our sole director, Levi Jacobson.

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

The Company has one executive officer and director, Levi Jacobson. Mr. Jacobson controls the Company through his ownership of Mendel Holdings, LLC, which holds a controlling interest in the Company. Mr. Jacobson has not filed the required Section 16(a) ownership reports, including reports that would have reflected his beneficial ownership of the Company’s shares through Mendel Holdings, LLC. Mr. Jacobson has advised the Company that he intends to file the missing beneficial ownership reports as soon as practicable.

Family Relationships

There are no family relationships among our directors or executive officers, and the Company currently has only one officer and director, Levi Jacobson.

Arrangements

There are no arrangements or understandings between our executive officer or director and any other person pursuant to which he or she was selected as an executive officer or director. The Company currently has only one officer and director, Levi Jacobson.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended June 30, 2025 and or June 30, 2024; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2025 and or June 30, 2024; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended June 30, 2025 and or June 30, 2024.

Levi Jacobson is the named executive officer shown below and currently serves as our sole officer and director.

Name and principal position	Fiscal Year Ended June 30,	Salary* ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation** Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Levi Jacobson, President, CEO, CFO, Treasurer, and Director	2025	16,000	0	0	0	0	84,000	0	0	100,000
	2024	0	0	0	0	0	0	0	0	0

* The column titled “Salary” reflects the total salary paid to the Company’s sole officer and director, Levi Jacobson, through the respective year-end indicated above.

** The column titled “Deferred Compensation” shows the amount of deferred compensation that remains unpaid or outstanding to Levi Jacobson as of the respective year-end indicated above. Please refer to Exhibit 10.1 for the complete terms of Mr. Jacobson’s Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2024 and June 30, 2025, the Company had no outstanding equity awards. No stock or option awards were granted or vested during the fiscal years ended June 30, 2024 and June 30, 2025.

Potential Payments Upon Termination or Change-of-Control

Mr. Jacobson’s Employment Agreement provides that, if he is terminated without cause, he is entitled to severance pay equal to three (3) months of base salary, subject to the execution of a separation agreement. As Mr. Jacobson is the Company’s sole officer and director, no other individuals are entitled to payments upon termination or change of control.

Retirement or Similar Benefit Plans

There are no arrangements or plans under which we provide retirement or similar benefits to our directors or executive officers.

Employment Agreements

We have entered into an Employment Agreement with Levi Jacobson, our sole executive officer, effective February 1, 2025. The agreement provides for a base salary of $20,000 per month and eligibility for an annual performance bonus of up to $250,000, subject to the achievement of milestones established by the Board. Mr. Jacobson may also be considered for equity awards at the discretion of the Board. The agreement includes standard provisions related to confidentiality, non-competition, and severance. Please refer to Exhibit 10.1 for the full terms of the agreement.

Compensation of Directors

We did not pay any compensation to our directors for their service in such capacity during the fiscal years ended June 30, 2024 or June 30, 2025. All compensation paid to Mr. Jacobson during these periods was in his capacity as an executive officer and not as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the certified shareholder list dated September 4, 2025, the number of shares of common stock beneficially owned by: (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

As of September 4, 2025 we had 379,236,005 shares of common stock issued and outstanding.

Name	Amount and Nature of Beneficial Ownership (Common Stock)	Percentage of Class

Officers and Directors
Levi Jacobson (1) 12818 SW 8th St Unit #2008 Miami, FL 33184	200,000,000 (2)	52.738%
5% or Greater Shareholders
Mendel Holdings, LLC (3) 112818 SW 8th St Unit #2008 Miami, FL 33184	200,000,000 (2)	52.738%
Kron Tomas Purna Ltd (4)	28,400,150	7.489%
Leopold Guttman	19,000,000	5.010%
_________________________________________

(1) Levi Jacobson serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director of the Company.

(2) Includes 200,000,000 shares of common stock held by Mendel Holdings, LLC, an entity over which Mr. Jacobson has sole voting and dispositive control.

(3) Mr. Jacobson is the sole member of Mendel Holdings, LLC.

(4) Kron Tomas Purna Ltd is a Cyprus-based entity believed to have been dissolved in 2016. Ownership and control were historically attributed to Nikos Chrysanthou, per records from the Cyprus Department of Registrar of Companies and Official Receiver.

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

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

Other than the transactions described below, since June 30, 2021, the date of our incorporation, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	In which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end; and

·	In which any director, executive officer, stockholders who beneficially own more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Office Space and Equipment

We utilize the home office space and equipment of our management at no cost.

Loans

The Company’s sole officer and director, Levi Jacobson, paid expenses on behalf of the company totaling $30,050 during the period ended June 30, 2024. These payments were considered as a loan to the Company which was noninterest-bearing, unsecured and payable on demand. As of June 30, 2024, the related party loan to the Company totaled $61,214.

During the year ended June 30, 2025, the Company made payments to our sole officer and director, Levi Jacobson, totaling $61,214 to pay off the loan in full.

Consulting Agreement

During the year ended June 30, 2025, the Company paid $15,000 to Simple Simon Says LLC (“Consultant”) for consulting services. Simple Simon Says LLC is controlled by the father of the Company’s sole officer and director, Levi Jacobson. Pursuant to the consulting agreement, Consultant provided business development, strategic advisory, and consulting services to the Company from May 1, 2025 through June 1, 2025. Consultant acted as an independent contractor and not as an employee or partner of the Company.

The engagement of Consultant, as a related party transaction, was approved by Levi Jacobson, the Company’s Chief Executive Officer and sole director.

Director Independence

We are not listed on any exchange that requires directors to be independent. We have not:

·	Established our own definition for determining whether our directors or nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company; nor

·	Established any committees of our board of directors.

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our fiscal year ended June 30, 2025, and June 30, 2024 respectively.

		2025	2024
Audit and review fees	Michael Gillespie & Associates, PLLC	$24,000	$10,200
Audit and review fees	BF Borgers CPA PC	$0	$3,300
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$24,000	$13,500

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

(b) Exhibits required by Item 601 of Regulation S-K.

*Exhibits 10.2–10.7 presented in the chart below are unexecuted copies of the respective agreements, with all personal and contact information redacted.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-laws (2)

10.1	Employment Agreement - Levi Jacobson (3)

10.2	Note Purchase Agreement between C2 Blockchain and Quick Capital, LLC, dated July 22, 2025 (3)

10.3	Convertible Promissory Note issued to Quick Capital, LLC, dated July 22, 2025 (3)

10.4	Common Stock Purchase Warrant - Quick Capital, LLC, dated July 22, 2025 (3)

10.5	Securities Purchase Agreement between C2 Blockchain and Coventry Enterprises LLC, dated July 22, 2025 (3)

10.6	Promissory Note issued to Coventry Enterprises LLC, dated July 22, 2025 (3)

10.7	Equity Line Common Stock Purchase Agreement between C2 Blockchain and Coventry Enterprises LLC, dated July 22, 2025 (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended June 30, 2025 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the SEC on September 16, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form 1-A, as filed with the SEC on July 5, 2023 and incorporated herein by this reference.
(3)	Filed herewith.

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

Dated: September 29, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Levi Jacobson

Levi Jacobson

Chief Executive Officer, Chief Financial Officer,

President, Treasurer, and Director

Dated: September 29, 2025