Form 10-Q
period 2025-09-30
C2 Blockchain, Inc.
filed 2025-11-19
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 19, 2025, there were 409,444,338 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheets

(Unaudited)

	September 30, 2025	June 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,102	$9
Prepaid Expenses	4,375	13,068
Total Current Assets	152,477	13,077

NON-CURRENT ASSETS
Intangible assets - cryptocurrency	$1,082,426	$62,474

TOTAL ASSETS	$1,234,903	$75,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$107,000	$84,000
Convertible loans, net of discount	158,819	-
Derivative Liability	1,597,514	-
TOTAL LIABILITIES	$1,863,333	$84,000

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2025, and June 30, 2025)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 393,319,338 and 274,736,005 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively)	393,319	274,736
Additional paid-in capital	1,571,016	(35,401)
Shares payable	75,000	50,000
Accumulated deficit	(2,667,765)	(297,784)
Total Stockholders’ Equity (Deficit)	(628,430)	(8,449)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,234,903	$75,551

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Revenue
Staking rewards	$44	$-
Total revenue	44	-

Operating expenses
General and administrative expenses	302,933	7,784
Total operating expenses	302,933	7,784

Operating Income (Loss)	(302,889)	(7,784)

Other Income/(Loss)
Interest Expense	(642,120)	-
Loss on change in fair market value of derivative liability	(933,879)	-
Gain (loss) on change in fair value of cryptocurrency	(491,092)	-
Total Other Income (Loss)	(2,067,091)	-

Net loss	$(2,369,980)	$(7,784)

Basic and Diluted net loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	339,475,135	253,936,005

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Changes is Stockholders’ (Deficit)

For the Period June 30, 2025, to September 30, 2025

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total

Balances, June 30, 2025	274,736,005	$274,736	$(35,401)	$50,000	$(297,784)	$(8,449)

Common shares sold	108,583,333	108,583	1,616,417	(50,000)	-	1,675,000
Cash received for shares not yet issued	-	-	-	75,000	-	75,000
Shares issued as loan guarantee	5,000,000	5,000	(5,000)	-	-	-
Shares issued as financing cost	5,000,000	5,000	(5,000)	-	-	-
Net loss	-	-	-	-	(2,369,980)	(2,369,980)
Balances, September 30, 2025	393,319,338	$393,319	$1,571,016	$75,000	$(2,667,764)	$(628,429)

C2 Blockchain, Inc.

Statement of Changes is Stockholders’ (Deficit)

For the Period June 30, 2024, to September 30, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$(62,519)	$(61,184)

Net loss	-	-	-	(7,784)	(7,784)

Balances, September 30, 2024	253,936,005	$253,936	$(252,601)	$(70,303)	$(68,968)

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,369,980)	$(7,784)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	25,485	-
Day one derivative loss charged to interest expense	616,635	-
Change in fair value of derivative liabilities	933,879	-
Change in fair value of cryptocurrency	491,092	-
Changes in current assets and liabilities:
Prepaid expenses	8,693	-
Accrued expenses	23,000	-
Net cash used in operating activities	(271,196)	(7,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for cryptocurrency	$(1,511,044)	$-
Net cash used in investing activities	(1,511,044)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common shares	$1,675,000	$-
Cash received for shares not yet issued	75,000	-
Proceeds from issuance of convertible notes	217,000	-
Repayments on convertible notes	(36,667)	-
Loan from related party	-	7,754
Net cash provided by financing activities	1,930,333	7,754

Net change in cash	$148,093	$(30)
Beginning cash balance	9	30
Ending cash balance	$148,102	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
Derivative liability upon note issuance recorded as discount on notes	$3,956	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The results for the three months ended September 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2025, and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2025, and June 30, 2025 were $148,102 and $9, respectively.

Revenue recognition

The Company adopted ASC 606 – Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2025, and June 30, 2025.

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

The Company does not have any potentially dilutive instruments as of September 30, 2025, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Cryptocurrency Assets

The Company’s digital assets consist solely DOG, the native Runecoin built on the Bitcoin blockchain (“DOG”).

Crypto assets within the scope of ASC 350-60 Intangibles—Goodwill and Other—Crypto Assets(“ASC 350-60):

DOG tokens have been determined to fall within the scope of ASC 350-60. The company reflects crypto assets held at fair value on the consolidated balance sheets within the Cryptocurrency Assets line item. Changes in the fair value of crypto assets are recognized in income, reflected within the change in fair value of cryptocurrency assets within the consolidated statement of operations.

In determining the fair value of digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”). The Company utilizes Kraken as the principal market as it is the exchange on which the Company primarily acquires and custodies its DOG holdings.

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

The Company had no stock-based compensation plans as of September 30, 2025, and June 30, 2025.

The Company’s stock-based compensation for the periods ended September 30, 2025, and September 30, 2024, was $0 for both periods.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $2,667,765 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2025, and June 30, 2025, except for the following:

On February 1, 2025, the Company entered into an employment agreement with our sole officer and director, Levi Jacobson, which details base salary to be paid as well as bonus payments based on benchmarks.

As of September 30, 2025, the Company is in dispute with a vendor regarding services to the Company totaling $12,500. The Company considers the payment of this disputed amount to be uncertain at the time of the filing of this report. No liability was recorded as of September 30,2025 for this disputed amount.

Note 6 - Prepaid Expenses

During the year ended June 30, 2025, the Company prepaid a one-year invoice for OTC Markets news & disclosure service totaling $7,500 and prepaid a 66-day invoice for advertising totaling $7,500. These were expensed through September 30, 2025, with the prepayment for advertising fully expensed during the period.

Note 7 - Intangible Asset - Cryptocurrency

The Company has holdings of cryptocurrency as a long-term reserve and investment. For detailed accounting policies related to digital assets, refer to Note 2.

The following table shows the cryptocurrency activity for the three months ended, September 30, 2025:

June 30, 2025	$62,474
Cryptocurrency purchased for cash	1,511,000
Cryptocurrency earned from staking	44
Change in fair value of cryptocurrency	(491,092)
September 30, 2025	$1,082,426

During the period ended September 30, 2025, the Company purchased DOG tokens totaling $1,511,000 and earned revenue of $44 from its staking activities.

During the fiscal year ended June 30, 2025, the Company purchased Cardano (ADA) tokens as a long-term reserve and investment. At the time of purchase, management believed ADA represented a viable long-term blockchain asset with potential for growth and ecosystem development. However, during the period ended September 30, 2025, management made the decision to fully divest its ADA token holdings.

Note 8 - Accrued Expenses

During the period ended September 30, 2025, the Company accrued salary, totaling $23,000, payable to our sole officer and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

During the year ended June 30, 2025, the Company accrued salary, totaling $84,000, payable to our sole office and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

Note 9 - Convertible Notes Payable and Derivative Liability

On July 22, 2025, the Company entered into an agreement with third party Coventry Enterprises LLC (“Coventry”) in which the Company issued a $200,000 promissory note to Coventry (the “Coventry Note”) at 10% annual interest. The Coventry Note includes $20,000 of guaranteed interest and was issued with an original issue discount of $20,000 and $10,000 allocated to legal documentation fees, resulting in net proceeds to the Company of $170,000. The Coventry Note is repayable in 12 equal monthly installments of $18,333.33 beginning on August 22, 2025, and maturing on July 22, 2026. In the event of default this note is convertible into shares of the Company’s common stock at a conversion price based on the lowest trading price for the twenty days previous to the conversion date if the Company fails to pay the note by July 22, 2026. During the period ended September 30, 2025, the Company made payments totaling $36,667 and intends to make monthly payments of $18,333 through July 2026 to pay the note in full. The Company has deemed that this convertible loan does not require adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities as the loan is only convertible upon default.. The aggregate debt discount of $50,000 is being amortized to interest expense over the respective term of the note.

In connection with the Coventry Note the Company issued 5,000,000 shares of its restricted common stock Coventry as commitment stock (the “Commitment Stock”). If the Company repays all of its obligations in full and in accordance with the terms of the Coventry Note, and is never in default during the term of the Coventry Note, then Coventry shall, within ten calendar days thereafter, return the 5,000,000 of the Commitment Stock shares to the Company’s treasury for cancellation. As a result of the cancellation terms, the Company has not allocated any proceeds to the relative fair value of the commitment shares as they have not been earned as of September 30, 2025.

On July 22, 2025, the Company entered into a share purchase agreement with third party Quick Capital LLC (“Quick Capital”) in which the Company issued a $55,556 promissory note to Quick Capital (the “QC Note”) which matures in nine months. The QC Note includes $6,667 of guaranteed interest and was issued with an original issue discount of $5,556 and $3,000 allocated to legal documentation fees, resulting in net proceeds to the Company of $47,000. The combined $62,222 total owed to Quick Capital is convertible into shares of the Company’s common stock at a fixed conversion price of $.01 per share or, at the discretion of Quick Capital, at a variable conversion price of 65% of the lowest trading price for the twenty trading days previous to the conversion date. In connection with the Purchase Agreement, the Company also issued to Quick Capital a warrant resulting in the issuance of 2,777,778 warrant shares at an exercise price of $.02 per share with a 5-year term. The warrants had a relative fair value of $43,044 which was recorded as a discount on the note.

The Company has deemed that this convertible loan requires adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. The aggregate debt discount of $62,222 is being amortized to interest expense over the respective term of the note.

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants were determined to be derivative liabilities under ASC 815 due to variable conversion features on convertible notes payable disclosed above. In addition, as a result of the variable conversion features, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815. The fair value of the derivative liabilities was estimated using a black-scholes model with the following assumptions:

	As of September 30, 2025
	Conversion Option	Warrants

Volatility	415.63%	350.22%
Dividend Yield	0%	0%
Risk-free rate	4.05%	3.74%
Expected term	1 year	5 years
Stock price	$0.18	$0.18
Exercise price	$0.01	$0.05
Derivative liability fair value	$1,097,254	$500,260
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of September 30, 2025	6,222,223	2,777,778

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended September 30, 2025:

Fair value as of June 30, 2024	$-
Establishment of derivative liability upon issuance of notes	455,310
Establishment of derivative liability on tainted warrants	208,325
Change in fair value of derivatives	933,879
Fair value as of September 30, 2025	$1,597,514

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total loss of $933,879 during the three months ended September 30, 2025, and a day one loss charged to interest expense of $616,635.

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of September 30, 2025, and June 30, 2025.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 393,319,338 and 274,736,005 shares of common stock issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.

During the period ended September 30, 2025, the Company sold an aggregate of 10,000,000 shares to an investor pursuant to its qualified Regulation A+ Tier II offering, for total proceeds of $100,000. In addition, the Company issued a total of 98,583,333 shares of restricted common stock to 13 accredited investors in private placement transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, for aggregate proceeds of $1,665,000. Of these, 3,333 shares were sold at a purchase price of $0.03 per share for proceeds of $100,000, 42,750,000 shares were sold at a purchase price of $0.02 per share for proceeds of $855,000, 34,000,000 shares were sold at a purchase price of $0.01 for total proceeds of $340,000 and 12,500,000 shares were sold at a purchase price of $.008 for proceeds of $100,000. The restricted shares are subject to transfer restrictions and bear appropriate restrictive legends.

During the period ended September 30, 2025, the Company issued 5,000,000 shares of common stock to Coventry as commitment shares related to the note payable to Coventry (see Note 9). These shares are to be held as a loan guaranty by Coventry until the loan is paid in full, when the shares will be returned to the Company,

On or about April 10, 2025, the Company issued 1,500,000 shares of restricted common stock at a value of $0.01 per share, for total non-cash consideration of $15,000, to Root Ventures LLC in exchange for investor relations and related services. The shares were issued as a consulting fee.

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

Coventry Enterprises LLC Equity Line Agreement

The Company entered into a Common Stock Purchase Agreement (the “Equity Line Agreement”) with Coventry, pursuant to which Coventry committed to purchase up to $10,000,000 of the Company’s common stock over a 36-month period beginning on the effective date of the registration statement required under the agreement.

As an inducement to Coventry entering into this Equity Line Agreement, the Company shall, as of the date of this Agreement and for no additional consideration, issue to Coventry an aggregate of 5,000,000 shares of Common Stock (the “Commitment Shares”). Upon issuance, the Commitment Shares shall be duly authorized, fully paid, and non-assessable.

As of September 30, 2025, the registration statement had not been filed or deemed effective. On November 10, 2025, the Company requested from Coventry the return of the 5,000,000 shares and canceled the Equity Line agreement with Coventry. The fair value of the shares has been recorded as a reduction to paid in capital until the resolution of the commitment shares.

Shares payable

During the period ended September 30, 2025, the Company received funds totaling $75,000 from a prospective shareholder for the purchase of 3,000,000 shares at $.025 per share. As of September 30, 2025, these shares had not yet been issued.

During the year ended June 30, 2025, the Company received funds totaling $50,000 from a prospective shareholder. These shares were issued during the period ended September 30, 2025.

Warrants

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended September 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, June 30, 2025	-	$-
Granted	2,777,778	0.02
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2025	2,777,778	$0.02

Note 11 - Related-Party Transactions

Consulting Fees

During the period ended September 30, 2025, the Company paid $87,500 to Simple Simon Says LLC (“Consultant”) for consulting services. Simple Simon Says LLC is controlled by the father of the Company’s sole officer and director, Levi Jacobson. Pursuant to the consulting agreement, Consultant provided business development, strategic advisory, and consulting services to the Company. Consultant acted as an independent contractor and not as an employee or partner of the Company.

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

Note 12 - Subsequent Events

The Company has evaluated subsequent events through November 8, 2025, the most recent practicable date prior to the filing of this report, which is the date the financial statements were available to be issued and has noted no material subsequent events to report except the following:

On or about October 3, 2025, the Company entered into a subscription agreement with an accredited investor pursuant to which it issued 10,000,000 shares of its restricted common stock at a purchase price of $0.01 per share, for gross proceeds of $100,000.

Subsequent to September 30, 2025, the Company issued 3,000,000 common shares for which it had received proceeds of $75,000 and recorded as a share payable.

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

Business Overview

The Company is a development-stage blockchain infrastructure business focused on cryptocurrency mining, digital asset treasury management, and related technology initiatives. While material corporate activities have commenced, the Company remains in the early stages of development and has not yet secured a physical location for mining operations or commenced active mining.

To date, the Company’s activities have primarily involved organizational development, financing efforts, limited product development, and the acquisition and management of digital assets. During the three months ended September 30, 2025, the Company acquired additional Dog Coin (DOG) tokens as part of its digital asset treasury strategy.

The Company has also initiated efforts to create an application related to cryptocurrency mining analytics and decentralized AI. Development of a previously initiated AI-powered crypto chatbot has been paused as resources are being allocated to other business expenditures.

For a detailed discussion of the Company’s business, plans, and related information, please refer to Item 1 “Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2025.

Revenues

For the three months ended September 30, 2025, the Company generated $44 in revenue from staking rewards, which constituted all of its revenue for the period. The Company generated no revenue for three months ended September 30, 2024. Staking rewards are earnings received for participating in a network’s validation process by locking certain cryptocurrencies to help secure the blockchain and process transactions.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $302,933, all of which were general and administrative (“G&A”) expenses. These G&A expenses consisted of officer compensation, professional fees, and day-to-day operating costs. Operating expenses for the three months ended September 30, 2024 were also entirely G&A expenses and totaled $7,784. The increase in operating expenses for the current period reflects the Company’s increased level of operations.

Other Income (Loss)

Other losses for the three months ended September 30, 2025, consisted of an interest expense of $642,120, a loss on change in fair market value of derivative liability of $933,879, and a loss on the change in fair value of cryptocurrency of $491,092. No comparable activity occurred during the three months ended September 30, 2024.

Net Loss

The Company’s net loss for the three months ended September 30, 2025, was $2,369,980, compared to a net loss of $7,784 for the three months ended September 30, 2024. The increase in net loss reflects higher operating expenses, losses on digital assets, interest expense, and derivative liabilities, consistent with the Company’s increased level of operations.

Investors should be aware that the Company’s results are subject to significant risks. The value of any cryptocurrency holdings is highly volatile and may decrease or become worthless. As a result, shareholders or other investors may lose some or all of their investment.

Liquidity and Capital Resources

As of September 30, 2025, the Company had total assets of $1,234,903, compared to total assets of $75,551 as of June 30, 2025. Assets at September 30, 2025 included $148,102 in cash and cash equivalents, $1,082,426 in intangible assets related to cryptocurrency holdings, and $4,375 in prepaid expenses. As of June 30, 2025, the Company had $9 in cash and cash equivalents, $62,474 in intangible assets related to cryptocurrency holdings, and $13,068 in prepaid expenses. As of September 30, 2025, the Company’s cryptocurrency holdings consisted solely of DOG tokens, which are not to be confused with DOGE coins.

Total liabilities at September 30, 2025 were $1,863,333, compared to total liabilities of $84,000 as of June 30, 2025. Liabilities as of September 30, 2025 were primarily related to accrued liabilities, convertible loans, and derivative liabilities. These liabilities resulted in a stockholders’ deficit of $628,430 as of September 30, 2025, compared to a stockholders’ deficit of $8,449 as of June 30, 2025.

Net cash used in operating activities for the three months ended September 30, 2025 was $271,196, compared to $7,784 for the three months ended September 30, 2024. Net cash used in investing activities was $1,511,044 and was entirely related to cryptocurrency purchases, with no comparable investing activities during the prior-year period. Net cash provided by financing activities for the three months ended September 30, 2025 was $1,930,333 and was primarily attributable to proceeds from the sale of common stock and the issuance of convertible notes.

The Company has incurred recurring losses from operations and expects to continue incurring losses until it commences profitable cryptocurrency mining operations or other material revenue-generating activities. The Company will require additional funding, likely through equity financing or related-party contributions, to sustain operations. There can be no assurance that such funding will be available on acceptable terms or at all.

Investor Risk

The Company operates in a highly volatile and speculative industry. Its digital assets currently consist solely of DOG, the native Runecoin built on the Bitcoin blockchain, which is not to be confused with DOGE. The Company may acquire other cryptocurrencies or tokens in the future. DOG tokens are accounted for as crypto assets within the scope of ASC 350-60, with fair value reflected on the consolidated balance sheets and changes in fair value recognized in income. The Company determines fair value in accordance with ASC 820, using Kraken as the principal market where it acquires and holds DOG.

The value of DOG tokens and any other digital assets the Company may acquire may fluctuate significantly and could be lost, stolen, hacked, or otherwise compromised, or become worthless due to market conditions, liquidity constraints, technological risks, cybersecurity breaches, regulatory developments, or other factors. These fluctuations have a direct impact on the Company’s results of operations and financial condition.

Given the early stage of the Company’s operations, limited revenue-generating activities, and reliance on future financing, there is a substantial risk that investors could lose all or part of their investment. Investors should carefully consider these significant risks before making any investment decision.

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

As of September 30, 2025, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our sole officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*The following information includes all relevant transactions that occurred after the Company’s fiscal year ended June 30, 2025, and through the quarter ended September 30, 2025.

The dates below reflect the execution dates of the subscription agreements and do not necessarily correspond to the dates when payment was received or when the shares were actually recorded by the Company.

On or about July 15, 2025, the Company issued 5,000,000 shares of restricted common stock at $0.02 per share for total proceeds of $100,000, and 10,000,000 shares at $0.02 per share for total proceeds of $200,000 under a subscription agreement granting piggyback registration rights.

On July 22, 2025, the Company entered into a Note Purchase Agreement with Quick Capital, LLC, pursuant to which it issued a convertible promissory note in the principal amount of $55,555.56, which included a one-time guaranteed interest charge of $6,666.67, an original issue discount of $5,555.56, and $3,000 for Quick Capital’s legal fees, resulting in net proceeds to the Company of $47,000. The note matures on or about April 22, 2026, and is convertible at the investor’s option into shares of the Company’s common stock at a fixed conversion price of $0.01 or 65% of the lowest trading price during the 20 trading days prior to conversion. The Company also issued to Quick Capital a warrant for 2,777,778 shares at an exercise price of $0.02 per share with a five-year term, equal to 100% warrant coverage. The Company covenants to reserve sufficient authorized shares for full conversion and exercise of the note and warrant.

On July 22, 2025, the Company entered into a Securities Purchase Agreement with Coventry Enterprises LLC, pursuant to which it issued a promissory note in the principal amount of $200,000. The note includes $20,000 of guaranteed interest and was issued with a $20,000 original issue discount and $10,000 allocated to legal fees, resulting in gross proceeds of $170,000. The note is repayable in 12 equal monthly installments beginning August 22, 2025, and maturing July 22, 2026. The Company also issued 10,000,000 shares of restricted common stock as commitment stock, of which 5,000,000 shares may be returned to the treasury upon full repayment without default. The Company will reserve 30,000,000 shares of common stock for issuance upon conversion of the note.

On or about July 22, 2025, the Company entered into a Common Stock Purchase Agreement with Coventry Enterprises LLC (Equity Line Agreement), pursuant to which Coventry committed to purchase up to $10,000,000 of common stock over a 36-month period, with individual drawdowns limited to $250,000 or 200% of average daily trading volume, and only to the extent Coventry’s ownership does not exceed 4.99% of outstanding common stock. The purchase price per share will be the lesser of 80% of the lowest trading price over the 20 trading days prior to the drawdown or the effective price of any lower-priced equity issued in the 30 business days prior. As an inducement, the Company issued 5,000,000 commitment shares to Coventry.

On or about July 29, 2025, the Company issued 12,500,000 shares at $0.02 per share for total proceeds of $250,000.

On or about August 10, 2025, the Company issued 1,000,000 shares at $0.03 per share for total proceeds of $30,000.

On or about August 14, 2025, the Company issued 12,500,000 shares at $0.02 per share for total proceeds of $250,000.

On or about August 18, 2025, the Company issued 3,333,333 shares at $0.03 per share for total proceeds of $100,000.

On or about August 19, 2025, the Company issued 12,500,000 shares at $0.02 per share for total proceeds of $250,000.

On or about August 21, 2025, the Company issued 1,500,000 shares at $0.02 per share for total proceeds of $30,000.

On or about August 25, 2025, the Company issued 10,000,000 shares at $0.01 per share for total proceeds of $100,000, 500,000 shares at $0.02 per share for total proceeds of $10,000, and 4,000,000 shares at $0.01 per share for total proceeds of $40,000.

On or about September 10, 2025, the Company issued 750,000 shares at $0.02 per share for total proceeds of $15,000.

For all of the foregoing transactions, the securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder. Each investor represented that the securities were acquired for investment purposes and not with a view to distribution. The shares are subject to transfer restrictions and bear restrictive legends. No underwriting discounts, commissions, or placement agent or finder’s fees were paid in connection with the transactions. The Company intends to use the proceeds for general corporate purposes, including working capital.

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

Dated: November 19, 2025