Form 10-Q
period 2025-12-31
C2 Blockchain, Inc.
filed 2026-02-20
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56340

C2 Blockchain, Inc.

(Exact name of registrant as specified in its charter)

NV	87-2645378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Levi Jacobson 12818 SW 8th St Unit #2008 Miami, Florida	33184
(Address of Principal Executive Offices)	(Zip Code)

  Issuer's telephone number: (888) 437-3432

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 20, 2026, there were 455,736,005 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheets

(Unaudited)

	December 31, 2025	June 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,177	$9
Prepaid Expenses	2,500	13,068
Total Current Assets	3,677	13,077

NON-CURRENT ASSETS
Company vehicle	$58,570	$-
Intangible assets - cryptocurrency	597,465	62,474

TOTAL ASSETS	$659,713	$75,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$85,000	$84,000
Loan - company vehicle	25,670	-
Convertible loans, net of discount	137,313	-
Derivative Liability	852,645	-
TOTAL LIABILITIES	$1,100,628	$84,000

Stockholders’ Equity (Deficit)
Preferred stock ($.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2025, and June 30, 2025)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized, 410,486,005 and 274,736,005 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively)	410,486	274,736
Additional paid-in capital	1,903,849	(35,401)
Shares payable	-	50,000
Accumulated deficit	(2,755,250)	(297,784)
Total Stockholders’ Equity (Deficit)	(440,915)	(8,449)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$659,713	$75,551

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024

Revenue
Staking rewards	$-	$-	$44	$-
Total revenue	-	-	44	-

Operating expenses
General and administrative expenses	$162,691	$4,780	$465,624	$12,564
Total operating expenses	162,691	4,780	465,624	12,564

Operating Income (Loss)	$(162,691)	$(4,780)	$(465,580)	$(12,564)

Other Income/(Loss)
Interest Expense	$(34,703)	$-	$(676,823)	$-
Gain (loss) on change in fair market value of derivative liability	744,870	-	(189,009)	-
Gain (loss) on change in fair value of cryptocurrency	(634,961)	-	(1,126,053)	-
Total Other Income (Loss)	75,206	-	(1,991,885)	-

Net income (loss)	$(87,485)	$(4,780)	$(2,457,466)	$(12,564)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	408,543,070	253,936,005	374,536,277	253,936,005

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Changes in Stockholders’ (Deficit)

For the Period June 30, 2025, to December 31, 2025

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total

Balances, June 30, 2025	274,736,005	$274,736	$(35,401)	$50,000	$(297,784)	$(8,449)

Common shares sold	108,583,333	108,583	1,616,417	(50,000)	-	1,675,000
Cash received for shares not yet issued	-	-	-	75,000	-	75,000
Shares issued as loan guarantee	5,000,000	5,000	(5,000)	-	-	-
Shares issued as financing cost	5,000,000	5,000	(5,000)	-	-	-
Net loss	-	-	-	-	(2,369,980)	(2,369,980)
Balances, September 30, 2025	393,319,338	$393,319	$1,571,016	$75,000	$(2,667,764)	$(628,429)
Common shares sold	17,166,667	17,167	332,833	(75,000)	-	275,000
Net loss	-	-	-	-	(87,485)	(87,485)
Balances, December 31, 2025	410,486,005	$410,486	$1,903,849	$-	$(2,755,250)	$(440,915)

C2 Blockchain, Inc.

Statement of Changes in Stockholders’ (Deficit)

For the Period June 30, 2024, to December 31, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$(62,519)	$(61,184)

Net loss	-	-	-	(7,784)	(7,784)

Balances, September 30, 2024	253,936,005	$253,936	$(252,601)	$(70,303)	$(68,968)

Net loss	-	-	-	(4,780)	(4,780)

Balances, December 31, 2024	253,936,005	$253,936	$(252,601)	$(75,083)	$(73,748)

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,457,466)	$(12,564)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,020	-
Amortization of debt discounts	58,980	-
Day one derivative loss charged to interest expense	616,635	-
Change in fair value of derivative liabilities	189,009	-
Change in fair value of cryptocurrency	1,126,053	-
Cryptocurrency impairment loss	478,426	-
Changes in current assets and liabilities:
Prepaid expenses	10,568	-
Accrued expenses	1,000	-
Net cash used in operating activities	(453,201)	(12,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for cryptocurrency	$(1,661,044)	$-
Purchase of company vehicle	(60,590)	-
Net cash used in investing activities	(1,721,634)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common shares	$2,025,000	$-
Cash received for shares not yet issued	-	-
Loan - company vehicle	25,958	-
Payments to reduce vehicle loan	(288)	-
Proceeds from issuance of convertible notes	217,000	-
Repayments on convertible notes	(91,667)	-
Loan from related party	-	12,554
Net cash provided by financing activities	2,176,003	12,554

Net change in cash	$1,168	$(10)
Beginning cash balance	9	30
Ending cash balance	$1,177	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
Derivative liability upon note issuance recorded as discount on notes	$3,956	$-

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Notes to the Unaudited Financial Statements

Note 1 - Organization and Description of Business

C2 Blockchain, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated on June 30, 2021, in the State of Nevada.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The results for the six months ended December 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2025, and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2025, and June 30, 2025, were $1,177 and $9, respectively.

Revenue recognition

The Company adopted ASC 606 – Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at December 31, 2025, and June 30, 2025.

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

The Company had potentially dilutive instruments outstanding as of December 31, 2025; however, because the Company reported a net loss for the periods presented, the effect of these instruments was anti-dilutive and therefore excluded from diluted earnings (loss) per share.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Indefinite-Lived Intangible Assets

The Company follows ASC 2023-08, “Intangibles-Goodwill and Other-Crypto Assets”, for the reporting of its investment in cryptocurrencies. The Company records cryptocurrency holdings at fair market value. The Company measures these assets for each reporting period and changes in the fair value of crypto assets are recognized as gains or losses in operating income.

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

The Company had no stock-based compensation plans as of December 31, 2025, and June 30, 2025.

The Company’s stock-based compensation for the periods ended December 31, 2025, and December 31, 2024, was $0 for both periods.

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $2,755,250 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2025, and June 30, 2025, except for the following:

On February 1, 2025, the Company entered into an employment agreement with our sole officer and director, Levi Jacobson, which details base salary to be paid as well as bonus payments based on benchmarks.

As of December 31, 2025, the Company is in dispute with a vendor regarding services to the Company totaling $12,500. The Company considers the payment of this disputed amount to be uncertain at the time of the filing of this report. No liability was recorded as of December 31, 2025, for this disputed amount.

Note 6 - Prepaid Expenses

During the year ended June 30, 2025, the Company prepaid a one-year invoice for OTC Markets news & disclosure service totaling $7,500 and prepaid a 66-day invoice for advertising totaling $7,500. These were expensed through December 31, 2025, with the prepayment for advertising fully expensed during the period.

Note 7 - Company Vehicle

In October 2025, the Company purchased a corporate vehicle for use in Company operations. This asset is being depreciated over five years using the straight-line method. As of December 31, 2025, depreciation expense totaled $2,020.

Note 8 - Intangible Asset - Cryptocurrency

The Company has holdings of cryptocurrency as a long-term reserve and investment. During the period ended December 31, 2025, the Company purchased cryptocurrency totaling $1,661,044 and sold cryptocurrency which resulted in a loss of $12,729 (see below).

During the fiscal year ended June 30, 2025, the Company purchased Cardano (ADA) tokens as a long-term reserve and investment. At the time of purchase, management believed ADA represented a viable long-term blockchain asset with potential for growth and ecosystem development. However, during the period ended September 30, 2025, management made the decision to fully divest its ADA token holdings. The Company realized an approximate loss of $12,666 with the sale of these assets. This was recognized as an impairment expense in the financial reports for the 2025 fiscal year end filing at the approximated amount of $12,668.

The following table shows the cryptocurrency activity for the six months ended, December 31, 2025:

June 30, 2025	$62,474
Cryptocurrency purchased for cash	1,661,044
Change in fair value of cryptocurrency	(1,126,053)
December 31, 2025	$597,465

Note 9 - Accrued Expenses

During the period ended December 31, 2025, the Company accrued salary of $1,000 payable to our sole officer and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

During the year ended June 30, 2025, the Company accrued salary of $84,000 payable to our sole officer and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

The total accrued salary for Mr. Jacobson as of December 31, 2025 was $85,000.

Note 10 - Loan Payable - Company Vehicle

In October 2025, the Company was loaned funds totaling $25,958 to assist in purchasing a Company Vehicle (see Note 7). The Company is making monthly payments of $748 toward principal and interest and will pay off the loan October 2031.

Note 11 - Convertible Notes Payable and Derivative Liability

On July 22, 2025, the Company entered into an agreement with third party Coventry Enterprises LLC (“Coventry”) in which the Company issued a $200,000 promissory note to Coventry (the “Coventry Note”) at 10% annual interest. The Coventry Note includes $20,000 of guaranteed interest and was issued with an original issue discount of $20,000 and $10,000 allocated to legal documentation fees, resulting in net proceeds to the Company of $170,000. The Coventry Note is repayable in 12 equal monthly installments of $18,333.33 beginning on August 22, 2025, and maturing on July 22, 2026. In the event of default this note is convertible into shares of the Company’s common stock at a conversion price based on the lowest trading price for the twenty days previous to the conversion date if the Company fails to pay the note by July 22, 2026. During the period ended December 31, 2025, the Company made payments totaling $91,667 and intends to make monthly payments of $18,333 through July 2026 to pay the note in full. The Company has deemed that this convertible loan does not require adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities as the loan is only convertible upon default. The aggregate debt discount of $50,000 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the note had $27,808 of unamortized discount remaining to be amortized through the maturity date.

In connection with the Coventry Note the Company issued 5,000,000 shares of its restricted common stock Coventry as commitment stock (the “Commitment Stock”). If the Company repays all of its obligations in full and in accordance with the terms of the Coventry Note, and is never in default during the term of the Coventry Note, then Coventry shall, within ten calendar days thereafter, return the 5,000,000 of the Commitment Stock shares to the Company’s treasury for cancellation. As a result of the cancellation terms, the Company has not allocated any proceeds to the relative fair value of the commitment shares as they have not been earned as of December 31, 2025.

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

The Company has deemed that this convertible loan requires adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. The aggregate debt discount of $62,222 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the note had $25,434 of unamortized discount remaining to be amortized through the maturity date.

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

	As of December 31, 2025
	Conversion Option	Warrants

Volatility	335.55%	346,19%
Dividend Yield	0%	0%
Risk-free rate	3.48%	3.73%
Expected term	1 year	5 years
Stock price	$0.10	$0.10
Exercise price	$0.01	$0.02
Derivative liability fair value	$574,890	$277,754
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2025	6,222,223	2,777,778

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the six months ended December 31, 2025:

Fair value as of June 30, 2025	$-
Establishment of derivative liability upon issuance of notes	455,310
Establishment of derivative liability on tainted warrants	208,325
Change in fair value of derivatives	189,010
Fair value as of December 31, 2025	$852,644

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $744,870 for the three months ended December 31, 2025 and a total loss of $189,009 during the six months ended December 31, 2025 and a day one loss charged to interest expense of $659,679.

Note 12 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of December 31, 2025, and June 30, 2025.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 410,486,005 and 274,736,005 shares of common stock issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.

During the period ended December 31, 2025, the Company sold an aggregate of 10,000,000 shares to an investor pursuant to its qualified Regulation A+ Tier II offering, for total proceeds of $100,000. In addition, the Company issued a total of 115,750,000 shares of restricted common stock to 17 accredited investors in private placement transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, for aggregate proceeds of $1,850,000. Of these, 416,667 shares were sold at a purchase price of $0.06 per share for proceeds of $25,000, 3,750,000 shares were sold at a purchase price of $0.04 per share for proceeds of $150,000, 4,333,333 shares were sold at a purchase price of $0.03 per share for proceeds of $130,000, 55,250,000 shares were sold at a purchase price of $0.02 per share for proceeds of $1,105,000, 49,000,000 shares were sold at a purchase price of $0.01 for total proceeds of $440,000 and 3,000,000 shares were sold at a purchase price of $0.025 for proceeds of $75,000. The restricted shares are subject to transfer restrictions and bear appropriate restrictive legends.

During the period ended December 31, 2025, the Company issued 5,000,000 shares of common stock to Coventry as commitment shares related to the note payable to Coventry (see Note 9). These shares are to be held as a loan guaranty by Coventry until the loan is paid in full, when the shares will be returned to the Company,

On or about April 10, 2025, the Company issued 1,500,000 shares of restricted common stock at a value of $0.01 per share, for total non-cash consideration of $15,000, to Root Ventures LLC in exchange for investor relations and related services. The shares were issued as a consulting fee.

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

As of December 31, 2025, the registration statement had not been filed or deemed effective. On November 10, 2025, the Company requested from Coventry the return of the 5,000,000 shares and canceled the Equity Line agreement with Coventry. The fair value of the shares has been recorded as a reduction to paid in capital until the resolution of the commitment shares.

Shares payable

During the year ended June 30, 2025, the Company received funds totaling $50,000 from a prospective shareholder. These shares were issued during the period ended September 30, 2025.

Warrants

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended December 31, 2025:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, June 30, 2025	-	$-
Granted	2,777,778	0.02
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2025	2,777,778	$0.02

Note 13 - Related-Party Transactions

Consulting Fees

During the period ended December 31, 2025, the Company paid $113,500 to Simple Simon Says LLC (“Consultant”) for consulting services. Simple Simon Says LLC is controlled by the father of the Company’s sole officer and director, Levi Jacobson. Pursuant to the consulting agreement, Consultant provided business development, strategic advisory, and consulting services to the Company. Consultant acted as an independent contractor and not as an employee or partner of the Company.

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

Note 14 - Subsequent Events

The Company has evaluated subsequent events through February 10, 2026, the date the financial statements were available to be issued.

On January 21, 2026, the Company approved the issuance of restricted shares of common stock to Mendel Holdings, LLC, an entity controlled by the Company’s sole officer and director, Levi Jacobson, in consideration for services rendered. On February 3, 2026, the Board ratified and corrected the authorization to reflect the issuance of 45,000,000 restricted shares of common stock in full satisfaction of such services.

On or about February 5, 2026, the Company entered into a Convertible Promissory Note pursuant to a Note Purchase Agreement for aggregate gross proceeds of $25,000. The Company received the proceeds on February 11, 2026. The note bears interest at 10% per annum, matures on August 5, 2026, and is convertible into shares of the Company’s common stock at the holder’s election pursuant to the terms of the note.

These events occurred subsequent to December 31, 2025 and, accordingly, have not been reflected in the accompanying financial statements.

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

Business Overview

C2 Blockchain, Inc. is a development-stage blockchain infrastructure company. Our primary current activity is maintaining a digital asset treasury consisting of DOG Coins, a Bitcoin-native token issued on the Runes protocol. DOG Coins are distinct from Dogecoin (“DOGE”). Digital asset markets are highly volatile and subject to significant price fluctuations, which may materially affect the Company’s financial condition and results of operations.

As of December 31, 2025, our cryptocurrency holdings had a carrying value of $597,465 and are recorded on the balance sheet as intangible assets - cryptocurrency.

All decisions regarding the purchase, sale, or management of digital assets are made solely by our sole officer and director, Levi Jacobson, who does not hold formal financial or investment accreditations. There can be no assurance that such decisions will be profitable.

The Company launched a proprietary AI-powered crypto chatbot in beta during May 2025; however, development has been paused while resources are directed toward other priorities. The chatbot has not generated revenue, and no patents or other intellectual property protections have been filed.

We are also evaluating additional initiatives, including establishing a 14-megawatt Bitcoin mining facility and exploring potential acquisitions in the digital asset and blockchain infrastructure sector. These initiatives remain in preliminary stages and have not generated revenue.

The Company has engaged in limited ancillary activities, including the sale of collectible silver coins featuring DOG-themed artwork. These items are memorabilia only and do not confer rights to digital assets. We do not expect such sales to represent a material portion of revenues.

The Company has one executive officer and director, Levi Jacobson, who serves as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and sole director.

Revenues

The Company generated no revenue for the three months ended December 31, 2025 and December 31, 2024. For the six months ended December 31, 2025, the Company generated revenue of $44 from staking rewards. The Company generated no revenue for the six months ended December 31, 2024.

Operating Expenses

Operating expenses totaled $162,691 for the three months ended December 31, 2025, compared to $4,780 for the same period in 2024. For the six months ended December 31, 2025, operating expenses totaled $465,624, compared to $12,564 for the six months ended December 31, 2024.

The increase in operating expenses was primarily attributable to higher general and administrative costs, including consulting expenses and costs associated with financing activities.

Other Income (Loss)

Other income totaled $75,206 for the three months ended December 31, 2025, compared to $0 for the three months ended December 31, 2024. Other income for the three months ended December 31, 2025 consisted primarily of a $744,870 non-cash gain from the change in fair value of derivative liabilities associated with convertible instruments, partially offset by $34,703 of interest expense related to convertible notes and amortization of debt discounts and a $634,961 loss from the change in fair value of cryptocurrency.

For the six months ended December 31, 2025, other loss totaled $1,991,885, compared to $0 for the six months ended December 31, 2024. Other loss for the six months ended December 31, 2025 consisted primarily of $676,823 of interest expense related to convertible notes and amortization of debt discounts, a $189,009 loss from the change in fair value of derivative liabilities, and a $1,126,053 loss from the change in fair value of cryptocurrency.

Net Loss

The Company reported a net loss of $87,485 for the three months ended December 31, 2025, compared to a net loss of $4,780 for the three months ended December 31, 2024.

For the six months ended December 31, 2025, the Company reported a net loss of $2,457,466, compared to a net loss of $12,564 for the six months ended December 31, 2024. The increased net loss was primarily attributable to higher operating expenses, interest expense, derivative-related fair value adjustments, and losses associated with changes in the fair value of cryptocurrency.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of $1,177, compared to $9 as of June 30, 2025. The Company’s limited cash resources reflect its development-stage operations and reliance on external financing to fund operations and strategic initiatives.

Total current assets were $3,677 as of December 31, 2025, compared to $13,077 as of June 30, 2025. Current liabilities totaled $1,100,628 as of December 31, 2025, compared to $84,000 as of June 30, 2025. The increase in current liabilities was primarily attributable to accrued expenses, convertible notes payable, derivative liabilities, and obligations related to the Company vehicle loan.

Total assets were $659,713 as of December 31, 2025, compared to $75,551 as of June 30, 2025. The increase in total assets was primarily attributable to the acquisition of cryptocurrency holdings and the purchase of a company vehicle.

As of December 31, 2025, we had stockholders’ equity (deficit) of $(440,915), compared to $(8,449) as of June 30, 2025. The change reflects net losses during the period, partially offset by proceeds from the issuance of common stock.

Cash Flows

Net cash used in operating activities for the six months ended December 31, 2025 was $453,201, compared to $12,564 for the six months ended December 31, 2024. Cash used in operating activities was primarily attributable to net loss adjusted for non-cash expenses and changes in working capital.

Net cash used in investing activities for the six months ended December 31, 2025 was $1,721,634, compared to $0 for the six months ended December 31, 2024. Cash used in investing activities consisted primarily of the purchase of cryptocurrency and the purchase of a company vehicle.

Net cash provided by financing activities for the six months ended December 31, 2025 was $2,176,003, compared to $12,554 for the six months ended December 31, 2024. Cash provided by financing activities during the current period was primarily attributable to proceeds from the sale of common stock, proceeds from convertible notes, and funds received in connection with the Company vehicle loan.

Digital Asset Market Risk and Volatility

The Company’s financial condition and results of operations are significantly influenced by the market value of its cryptocurrency holdings, which consist of DOG Coins. As of December 31, 2025, these holdings had a carrying value of $597,465 and are recorded on the balance sheet as intangible assets - cryptocurrency.

Digital asset markets are highly volatile and subject to significant price fluctuations. Changes in the fair value of the Company’s cryptocurrency holdings may result in substantial gains or losses and may materially affect the Company’s results of operations and financial position. During the six months ended December 31, 2025, the Company recognized losses from changes in the fair value of cryptocurrency, illustrating the potential impact of market volatility.

Cryptocurrency assets are subject to additional risks, including market illiquidity, technological vulnerabilities, cybersecurity breaches, loss or theft, regulatory developments, and changes in market sentiment. Any of these factors could result in a decline in the value of the Company’s digital assets or impair the Company’s ability to access or liquidate such assets.

Given the Company’s concentration in digital assets and its early stage of operations, adverse changes in cryptocurrency markets could materially affect the Company’s ability to continue operations and could result in the loss of some or all of our stockholders’ investment.

Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations and has generated insignificant revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The Company has not established a substantive source of revenue sufficient to cover its operating expenses. Management intends to fund operations through equity financings, convertible instruments, and related-party contributions. There can be no assurance that these measures will be successful.

The accompanying financial statements do not include any adjustments that might be required if the Company is unable to continue as a going concern, including adjustments to the recoverability and classification of assets or the amounts and classification of liabilities.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, Levi Jacobson (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2025, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our sole officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses were the concentration of authority in a single individual without adequate compensating controls; the lack of independent directors and an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and inadequate segregation of duties consistent with control objectives. These material weaknesses were identified by our Chief Executive Officer, who also serves as our Chief Financial Officer, in connection with the above evaluation.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations, including the possibility of human error, the circumvention of controls through collusion, and improper management override. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

However, as of December 31, 2025, the Company is in dispute with a vendor regarding services totaling approximately $12,500. No legal proceedings have been initiated in connection with this matter, and the Company has not recorded a liability as payment of the disputed amount is uncertain.

ITEM 1A	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This section sets forth information regarding all unregistered sales of the Company’s equity securities for the six-month period ended December 31, 2025.

The dates referenced below reflect the execution dates of the applicable subscription agreements and instruments and do not necessarily correspond to the dates on which payment was received or when the shares were issued or recorded by the Company’s transfer agent.

During the six-month period ended December 31, 2025, the Company issued shares of its common stock in private placement transactions to accredited investors in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

During this period, the Company issued an aggregate of 115,750,000 shares of restricted common stock to accredited investors in private placement transactions for total proceeds of $1,850,000 and issued an additional 17,166,667 shares of common stock for proceeds of $275,000. The Company also issued 5,000,000 shares of common stock as commitment shares in connection with a note payable.

On July 22, 2025, the Company issued a convertible promissory note to Quick Capital LLC. In connection with this transaction, the Company issued warrants to purchase 2,777,778 shares of its common stock at an exercise price of $0.02 per share. The note is convertible into shares of the Company’s common stock at the holder’s election pursuant to its terms.

On July 22, 2025, the Company issued a promissory note to Coventry Enterprises LLC and issued 5,000,000 shares of common stock as commitment shares in connection with the note. The commitment shares serve as a guaranty of the Company’s obligations and may be returned to the Company upon satisfaction of the terms of the note.

On or about October 3, 2025, the Company issued 10,000,000 shares of restricted common stock at a purchase price of $0.01 per share for gross proceeds of $100,000 pursuant to a subscription agreement with an accredited investor. The agreement provided for an optional second tranche of an additional 10,000,000 shares at the same purchase price; however, the second tranche was not funded and no additional shares were issued.

The securities described above were offered and sold without registration under the Securities Act in reliance upon exemptions from registration. Each investor represented that the securities were acquired for investment purposes and not with a view to distribution. The shares are subject to transfer restrictions and bear restrictive legends. No underwriting discounts, commissions, placement agent fees, or finder’s fees were paid in connection with these transactions.

The proceeds from these transactions were used for general corporate purposes, including working capital and operating expenses.

Additional information regarding these transactions is incorporated by reference from Notes 11 and 12 to the financial statements included in this Quarterly Report on Form 10-Q. The foregoing issuances contributed to the increase in the Company’s issued and outstanding common stock during the period.

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

Dated: February 20, 2026