Form 10-Q
period 2026-03-31
C2 Blockchain, Inc.
filed 2026-05-20
CIK 1882781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 19, 2026, there were 224,735,905 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

C2 Blockchain, Inc.

Balance Sheets

(Unaudited)

	March 31, 2026	June 30, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,305	$9
Inventory	7,943	-
Prepaid Expenses	625	13,068
Total Current Assets	14,873	13,077

NON-CURRENT ASSETS
Company vehicle	$-	$-
Intangible assets - cryptocurrency	661,192	62,474

TOTAL ASSETS	$676,065	$75,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$123,000	$84,000
Loan - company vehicle	-	-
Loan to company	77,500	-
Loan to company – related party	150	-
Convertible loans, net of discount	104,205	-
Derivative Liability	584,520	-
TOTAL LIABILITIES	$889,375	$84,000

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized; 5,000,000 designated as Series A Convertible Preferred Stock (“Series A”) with 4,500,000 and 0 shares of Series A issued and outstanding as of March 31, 2026, and June 30, 2025, respectively)	4,500	-

Common stock ($0.001 par value, 1,500,000,000 shares authorized, 465,935,905 and 274,736,005 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively)	465,936	274,736
Additional paid-in capital	21,349,967	(35,401)
Shares payable	-	50,000
Accumulated deficit	(22,033,713)	(297,784)
Total Stockholders’ Equity (Deficit)	(213,310)	(8,449)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$676,065	$75,551

The accompanying notes are an integral part of these unaudited financial statements.

 C2 Blockchain, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025

Revenue
Sales	$17,523	$-	$17,523	$-
Staking rewards	-	13	44	13
Total revenue	17,523	13	17,567	13
Cost of Sales	8,162	-	8,162	-
Gross Profit	$9,361	$13	$9,405	$13

Operating expenses
General and administrative expenses	$19,316,202	$100,624	$19,781,825	$113,188
Total operating expenses	19,316,202	100,624	19,781,825	113,188

Operating Income (Loss)	$(19,306,841)	$(100,611)	$(19,772,420)	$(113,175)

Other Income/(Loss)
Interest Expense	$(375,203)	$-	$(1,052,026)	$-
Gain (loss) on sale of asset	(1,551)	-	(1,551)	-
Gain (loss) on sale of cryptocurrency	-	-	(12,729)	-
Gain (loss) on change in fair market value of derivative liability	626,354	-	437,344	-
Gain (loss) on change in fair value of cryptocurrency	(221,223)	-	(1,334,547)	-
Total Other Income (Loss)	28,377	-	(1,963,509)	-

Net income (Loss)	$(19,278,464)	$(100,611)	$(21,735,929)	$(113,175)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on investment	$-	$(2,996)	$-	$(2,996)
Total Other Comprehensive Income (Loss)	(19,278,464)	(103,607)	(21,735,929)	(116,171)

Basic and Diluted net loss per common share	$(.04)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	448,209,301	255,713,783	594,502,782	254,519,947

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Changes in Stockholders’ (Deficit)

For the Period June 30, 2025, to March 31, 2026

(Unaudited)

	Common Shares	Par Value Common Shares	Preferred Shares	Par Value Preferred Shares		Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total

Balances, June 30, 2025	274,736,005	$274,736	-	-		(35,401)	$50,000	$(297,784)	$(8,449)

Common shares sold	108,583,333	108,583	-	-		1,616,417	(50,000)	-	1,675,000
Cash received for shares not yet issued	-	-	-	-		-	75,000	-	75,000
Shares issued as loan guarantee	5,000,000	5,000	-	-		(5,000)	-	-	-
Shares issued as financing cost	5,000,000	5,000	-	-		(5,000)	-	-	-
Net loss	-	-	-	-		-	-	(2,369,980)	(2,369,980)
Balances, September 30, 2025	393,319,338	$393,319	-	$-		$1,571,016	$75,000	$(2,667,764)	$(628,429)
Common shares sold	17,166,667	17,167	-	-	-	332,833	(75,000)	-	275,000
Net loss	-	-	-	-	-	-	-	(87,485)	-
Balances, December 31, 2025	410,486,055	$410,486	-	$-		$1,903,849	$-	$(2,755,250)	$(440,915)
Common shares sold	10,449,900	10,450	-	-		345,547	-	-	355,997
Common shares issued as compensation	45,000,000	45,000	-	-		8,505,000	-	-	8,550,000
Series A Preferred shares issued as compensation	-	-	4,500,000	4,500		10,595,571	-	-	10,600,071
Net loss	-	-				-	-	(19,278,464)	(19,278,464)
Balances, March 31, 2026	465,935,905	$465,936	4,500,000	$4,500		$21,349,967	$-	$(22,033,713)	$(213,310)

C2 Blockchain, Inc.

Statement of Changes in Stockholders’ (Deficit)

For the Period June 30, 2024, to March 31, 2025

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Shares Payable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, June 30, 2024	253,936,005	$253,936	$(252,601)	$-	$-	$(62,519)	$(61,184)
Net loss	-	-	-	-	-	(7,784)	(7,784)
Balances, September 30, 2024	253,936,005	$253,936	$(252,601)	$-	$-	$(70,303)	$(68,968)
Net loss	-	-	-	-	-	(4,780)	(4,780)
Balances, December 31, 2024	253,936,005	$253,936	$(252,601)	$-	$-	$(75,083)	$(73,748)
Common shares sold	8,000,000	8,000	102,000	-	-	-	110,000
Cash received for shares not yet issued	-	-	-	28,000	-	-	28,000
Unrealized loss on investment	-	-	-	-	(2,996)	-	(2,996)
Net loss	-	-	-	-	-	(100,611)	(100,611)

Balances, March 31, 2025	261,936,005	$261,936	$(150,601)	$28,000	$(2,996)	$(175,694)	$(39,355)

The accompanying notes are an integral part of these unaudited financial statements.

C2 Blockchain, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,735,929)	$(113,175)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Amortization of debt discounts	99,205	-
Common shares issued as compensation	8,550,000	-
Preferred shares issued as compensation	10,600,071	-
Day one derivative loss charged to interest expense	949,865	-
Change in fair value of derivative liabilities	(437,345)	-
Change in fair value of cryptocurrency	1,334,547	-
Changes in current assets and liabilities:
Inventory	(7,943)	-
Prepaid expenses	12,442	-
Accrued expenses	39,000	40,000
Net cash used in operating activities	(596,086)	(73,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for cryptocurrency	$(1,933,265)	$(19,413)
Purchase of company vehicle	-	-
Net cash used in investing activities	(1,933,265)	(19,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common shares	$2,380,997	$110,000
Cash received for shares not yet issued	-	28,000
Proceeds from issuance of convertible notes	242,000	-
Repayments on convertible notes	(165,000)	-
Loan to company	77,500	-
Loan from related party	150	-
Payments to reduce loan from related party	-	(24,646)
Net cash provided by financing activities	2,535,647	113,354

Net change in cash	$6,296	$20,766
Beginning cash balance	9	30
Ending cash balance	$6,305	$20,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
Derivative liability upon note issuance recorded as discount on notes	$72,000	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The results for the nine months ended March 31, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026, and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2026, and June 30, 2025, were $6,305 and $9, respectively.

Revenue recognition

The Company adopted ASC 606 – Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at March 31, 2026, and June 30, 2025.

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

The Company does not have any potentially dilutive instruments as of March 31, 2026, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Indefinite-Lived Intangible Assets

The Company follows ASC 2023-08, “Intangibles—Goodwill and Other—Crypto Assets", for the reporting of its investment in cryptocurrencies. The Company records cryptocurrency holdings at fair market value. The Company measures these assets for each reporting period and changes in the fair value of crypto assets are recognized as gains or losses in operating income.

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

The Company had no stock-based compensation plans as of March 31, 2026, and June 30, 2025.

The Company’s stock-based compensation for the periods ended March 31, 2026, and March 31, 2025, was $19,150,071 and $0, respectively (See Note 12).

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

Note 4 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $22,033,714 which begins expiring in 2041. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2026, and June 30, 2025, except for the following:

On February 1, 2025, the Company entered into an employment agreement with our sole officer and director, Levi Jacobson, which details base salary to be paid as well as bonus payments based on benchmarks.

As of March 31, 2026, the Company is in dispute with a vendor regarding services to the Company totaling $12,500. The Company considers the payment of this disputed amount to be uncertain at the time of the filing of this report. No liability was recorded as of March 31, 2026, for this disputed amount.

Note 6 - Prepaid Expenses

During the year ended June 30, 2025, the Company prepaid a one-year invoice for OTC Markets news & disclosure service totaling $7,500 and prepaid a 66-day invoice for advertising totaling $7,500. These were expensed through March 31, 2026, with the prepayment for advertising fully expensed during the period.

Note 7 - Company Vehicle

In October 2025, the Company purchased a corporate vehicle for use in Company operations. This asset was being depreciated for five years using the straight-line method. However, on March 1, 2026, the Company sold the vehicle. The associated vehicle loan was paid in full and the Company posted a $1,551 loss on the sale of the asset. As of March 1, 2026, depreciation expense totaled $4,039.

Note 8 - Intangible Asset - Cryptocurrency

The Company has holdings of cryptocurrency as a long-term reserve and investment. During the period ended March 31, 2026, the Company purchased cryptocurrency totaling $1,933,265 and sold cryptocurrency which resulted in a loss of $12,729 (see below).

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

The following table shows the cryptocurrency activity for the nine months ended, March 31, 2026:

June 30, 2025	$62,474
Cryptocurrency purchased for cash	1,933,265
Change in fair value of cryptocurrency	(1,334,547)
March 31, 2026	$661,192

Note 9 - Accrued Expenses

During the period ended March 31, 2026, the Company accrued salary of $39,000 payable to our sole officer and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

During the year ended June 30, 2025, the Company accrued salary of $84,000 payable to our sole officer and director, Levi Jacobson, pursuant to the employment agreement dated February 1, 2025 (see Note 5).

The total accrued salary for Mr. Jacobson as of March 31, 2026, was $123,000.

Note 10 - Loan Payable - Company Vehicle

In October 2025, the Company was loaned funds totaling $25,958 to assist in purchasing a Company Vehicle (see Note 7). The Company made monthly payments of $748 through February 2026 toward principal and interest and will pay off the loan. On March 1, 2026, the Company sold the vehicle, and the associated vehicle loan was paid in full by the purchaser.

Note 11 - Convertible Notes Payable and Derivative Liability

Convertible Notes

On July 22, 2025, the Company entered into an agreement with third party Coventry Enterprises LLC (“Coventry”) in which the Company issued a $200,000 promissory note to Coventry (the “Coventry Note”) at 10% annual interest. The Coventry Note includes $20,000 of guaranteed interest and was issued with an original issue discount of $20,000 and $10,000 allocated to legal documentation fees, resulting in net proceeds to the Company of $170,000. The Coventry Note is repayable in 12 equal monthly installments of $18,333.33 beginning on August 22, 2025, and maturing on July 22, 2026. In the event of default this note is convertible into shares of the Company’s common stock at a conversion price based on the lowest trading price for the twenty days previous to the conversion date if the Company fails to pay the note by July 22, 2026. During the period ended March 31, 2026, the Company made payments totaling $165,000 and intends to make monthly payments of $18,333 through July 2026 to pay the note in full. The Company has deemed that this convertible loan does not require adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities as the loan is only convertible upon default. The aggregate debt discount of $50,000 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the note had $15,479 of unamortized discount remaining to be amortized through the maturity date.

In connection with the Coventry Note the Company issued 5,000,000 shares of its restricted common stock Coventry as commitment stock (the “Commitment Stock”). If the Company repays all of its obligations in full and in accordance with the terms of the Coventry Note and is never in default during the term of the Coventry Note, then Coventry shall, within ten calendar days thereafter, return the 5,000,000 of the Commitment Stock shares to the Company’s treasury for cancellation. As a result of the cancellation terms, the Company has not allocated any proceeds to the relative fair value of the commitment shares as they have not been earned as of March 31, 2026.

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

The Company has deemed that this convertible loan requires adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. The aggregate debt discount of $62,222 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the note had $4,996 of unamortized discount remaining to be amortized through the maturity date.

On February 5, 2026, the Company entered into an agreement with third party Solomon Bokchin in which the Company issued a $25,000 promissory note (the “Bokchin Note”) which matures in six months and accrues interest at a rate of 10%. The Bokchin Note is convertible into shares of the Company’s common stock at a fixed conversion price of $.01 per share or, at the discretion of Bokchin, at a variable conversion price of 50% of the lowest trading price for the ten trading days previous to the conversion date.

The Company has deemed that this convertible loan requires adjustments to bifurcate the conversion option from the host instrument and account for it as a free-standing derivative financial instrument under ASC 815, Derivatives and Hedging Activities. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. The aggregate debt discount of $25,000 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the note had $4,996 of unamortized discount remaining to be amortized through the maturity date.

Derivative Liabilities

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

	As of March 31, 2026
	Conversion Option	Warrants

Volatility	253.70%	334.30%
Dividend Yield	0%	0%
Risk-free rate	3.72%	3.92%
Expected term	0.5 year	4.31 years
Stock price	$0.07	$0.07
Exercise price	$0.01	$0.02
Derivative liability fair value	$546,871	$194,396
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of March 31, 2026	8,722,223	2,777,778

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended March 31, 2026:

Fair value as of June 30, 2025	$-
Establishment of derivative liability upon issuance of notes	813,541
Establishment of derivative liability on tainted warrants	208,325
Change in fair value of derivatives	(437,344)
Fair value as of March 31, 2026	$584,520

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $626,355 for the three months ended March 31, 2026 and a total gain of $437,344 during the nine months ended March 31, 2026 and a day one loss charged to interest expense of $949,865.

Note 12 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001; 5,000,000 designated as Series A Convertible Preferred Stock (“Series A”) with 4,500,000 and 0 shares of Series A issued and outstanding as of March 31, 2026, and June 30, 2025, respectively. Series A shares are convertible into common shares at a conversion ratio of 100 common shares for each share of Series A stock.

On March 11, 2026, the Company issued 4,500,000 shares of Series A preferred stock to our sole officer and director, Levi Jacobson, in connection with services rendered to the Company and the restructuring and realignment of existing ownership and control interests within the Company. The shares were valued by a third-party entity which considered the return of 245,000,000 shares of common stock in its evaluation (See Common Stock below and Note 13 - Shares Based Compensation).

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.001. There were 465,935,905 and 274,736,005 shares of common stock issued and outstanding as of March 31, 2026 and June 30, 2025, respectively.

On January 22, 2026, the Company issued 45,000,000 shares of common stock to Mendel Holdings LLC, an entity controlled by our sole officer and director, as compensation for services rendered to the Company. The shares were valued at the fair market value of $0.19 per share, representing the closing market price of the Company’s common stock on the date of issuance (See Note 13 - Shares Based Compensation). In April 2026, these shares, along with 200,000,000 common shares previously issued to Mendel Holdings LLC, were returned to the Company’s treasury in connection with the restructuring and realignment of ownership and control interests associated with the issuance of the Series A Preferred Stock to Levi Jacobson (see above Preferred Stock and Note 14 – Subsequent Events).

During the nine months ended March 31, 2026, the Company sold an aggregate of 10,000,000 shares to an investor pursuant to its qualified Regulation A+ Tier II offering, for total proceeds of $100,000. In addition, the Company issued a total of 115,750,000 shares of restricted common stock to 22 accredited investors in private placement transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, for aggregate proceeds of $1,850,000. Of these, 416,667 shares were sold at a purchase price of $0.06 per share for proceeds of $25,000, 5,000,000 shares were sold at a purchase price of $.05 per share for proceeds of $250,000, 4,000,000 shares were sold at a purchase price of $0.04 per share for proceeds of $160,000, 6,533,333 shares were sold at a purchase price of $0.03 per share for proceeds of $195,997, 55,250,000 shares were sold at a purchase price of $0.02 per share for proceeds of $1,105,000, 52,000,000 shares were sold at a purchase price of $0.01 for total proceeds of $520,000 and 3,000,000 shares were sold at a purchase price of $0.025 for proceeds of $75,000. The restricted shares are subject to transfer restrictions and bear appropriate restrictive legends.

During the period ended March 31, 2026, the Company issued 5,000,000 shares of common stock to Coventry as commitment shares related to the note payable to Coventry (see Note 11). These shares are to be held as a loan guaranty by Coventry until the loan is paid in full, when the shares will be returned to the Company.

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

As of March 31, 2026, the registration statement had not been filed or deemed effective. On November 10, 2025, the Company requested from Coventry the return of the 5,000,000 shares and canceled the Equity Line agreement with Coventry. The fair value of the shares has been recorded as a reduction to paid in capital until the resolution of the commitment shares.

Shares payable

During the year ended June 30, 2025, the Company received funds totaling $50,000 from a prospective shareholder. These shares were issued during the period ended September 30, 2025.

Warrants

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, June 30, 2025	-	$-
Granted	2,777,778	0.02
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2026	2,777,778	$0.02

Note 13 - Related-Party Transactions

Share Based Compensation

On January 22, 2026, the Company issued 45,000,000 shares of common stock to Mendel Holdings LLC as compensation for services rendered to the Company. Mendel Holdings LLC is controlled by our sole officer and director, Levi Jacobson. This compensation is for services rendered to the Company by Mr. Jacobson in addition to his role as sole officer and director. The shares were valued at the fair market value of $.19 per share, the trading price of the Company’s stock on the date the shares were issued (See Note 12 - Common Stock). In April 2026, these shares, along with 200,000,000 common shares previously issued to Mendel Holdings LLC, were returned to the Company’s treasury in connection with the restructuring and realignment of ownership and control interests associated with the issuance of 4,500,000 shares of Series A Preferred Stock to our CEO (see below and Note 14 – Subsequent Events).

On March 11, 2026, the Company issued 4,500,000 shares of Series A preferred stock to our CEO and sole director, Levi Jacobson, in connection with services rendered to the Company. The issuance was also made in connection with the restructuring and realignment of existing ownership and control interests within the Company. The shares were valued by a third-party entity which considered the return of 245,000,000 shares of common stock in its evaluation (See Note 12 - Preferred Stock).

Consulting Fees

During the period ended March 31, 2026, the Company paid $215,900 to Simple Simon Says LLC (“Consultant”) for consulting services. Simple Simon Says LLC is controlled by the father of the Company’s sole officer and director, Levi Jacobson. Pursuant to the consulting agreement, Consultant provided business development, strategic advisory, and consulting services to the Company. Consultant acted as an independent contractor and not as an employee or partner of the Company.

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

Note 14 - Subsequent Events

The Company has evaluated subsequent events through May 20, 2026, the most recent practicable date prior to the filing of this report, which is the date the financial statements were available to be issued and has noted no material subsequent events to report except for the following:

On April 15, 2026, the Board of Directors of C2 Blockchain, Inc. (the “Company”) approved the rescission and cancellation of an aggregate of 245,000,000 shares of the Company’s common stock previously issued to Mendel Holdings LLC, an entity owned and controlled by Levi Jacobson, the Company’s sole officer and director. Mendel Holdings LLC agreed in writing to voluntarily return the shares to the Company for cancellation and to relinquish all rights, title, and interest therein. The shares have been returned to the status of authorized but unissued shares of common stock. No consideration was paid by the Company in connection with the cancellation of these shares. The cancellation of the shares was considered as part of the overall restructuring and realignment of the Company’s ownership and control structure and was considered by the third-party valuation firm in connection with its valuation analysis of the Series A Preferred shares issued on March 11, 2026, to Levi Jacobson.

On April 23, 2026, C2 Blockchain, Inc. (the “Company”) issued a convertible promissory note (the “Note”) to Labrys Fund II, L.P. (the “Holder”) in the principal amount of $120,000, reflecting a purchase price of $100,000 and an original issue discount of $20,000. The Company received gross proceeds of $100,000 from the issuance of the Note.

On April 28, 2026, the Company issued 3,000,000 shares of the Company’s common stock to an accredited investor at a purchase price of $0.01 per share for aggregate gross proceeds of $30,000.

On April 30, 2026, the Company issued 800,000 shares of the Company’s common stock to an accredited investor at a purchase price of $0.01 per share for aggregate gross proceeds of $8,000.

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

Business Overview

C2 Blockchain, Inc. is a development-stage blockchain infrastructure company focused on digital asset-related initiatives and other blockchain-related opportunities.

The Company’s primary current focus has been maintaining holdings of DOG Coin and evaluating potential digital asset-related opportunities. DOG Coin is a Bitcoin-native token issued on the Runes protocol and is distinct from Dogecoin (“DOGE”). Digital asset markets are highly volatile and subject to substantial fluctuations in value, which may materially impact the Company’s financial condition and operating results.

As of March 31, 2026, the Company’s cryptocurrency holdings had a carrying value of approximately $661,192 and were recorded on the balance sheet as intangible assets - cryptocurrency.

During the quarter, the Company also generated limited revenue through the sale of DOG-themed collectible silver medallions. Inventory as of March 31, 2026, consisted entirely of such silver medallions. Management does not currently expect these merchandise activities to continue as a material ongoing business operation, as the sales were primarily conducted as a limited investor and community engagement initiative.

The collectible silver medallions were custom produced through third-party vendors and manufacturers. No related parties were involved in the sourcing, manufacturing, marketing, or sale of the medallions, and no sales were made to insiders or related parties.

Cryptocurrency mining operations have not commenced. The Company continues to evaluate potential mining-related initiatives and opportunities, and no mining operations were active during the quarter.

The Company previously explored development of an AI-powered crypto chatbot project; however, the Company has ceased further development efforts relating to that initiative and it is no longer an active business project.

The Company currently has one officer and director, Levi Jacobson, who serves as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and sole director. The Company’s business activities, financing decisions, digital asset acquisitions, and strategic direction are directed solely by Levi Jacobson.

Revenues

For the three months ended March 31, 2026, the Company generated total revenue of $17,523 compared to $13 for the three months ended March 31, 2025. Revenue during the three months ended March 31, 2026, consisted entirely of sales of collectible silver medallions.

For the nine months ended March 31, 2026, the Company generated total revenue of $17,567 compared to $13 for the nine months ended March 31, 2025. Revenue during the nine months ended March 31, 2026, consisted primarily of sales of collectible silver medallions, with the remaining amount consisting of nominal staking rewards.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2026, and 2025 were $8,162 and $0, respectively. Cost of sales for the nine months ended March 31, 2026, and 2025 were $8,162 and $0, respectively. Cost of sales for the three and nine months ended March 31, 2026, consisted entirely of costs associated with collectible silver medallion sales.

Gross profit for the three months ended March 31, 2026, and 2025 was $9,361 and $13, respectively. Gross profit for the nine months ended March 31, 2026, and 2025 was $9,405 and $13, respectively. The increases in revenue and gross profit were primarily attributable to collectible silver medallion sales.

Operating Expenses

Total operating expenses totaled $19,316,202 for the three months ended March 31, 2026, compared to $100,624 for the three months ended March 31, 2025. Total operating expenses totaled $19,781,825 for the nine months ended March 31, 2026, compared to $113,188 for the nine months ended March 31, 2025.

The increase in operating expenses for the three and nine months ended March 31, 2026, was primarily attributable to stock-based compensation expense, consulting expenses, professional fees, and expenses associated with the Company’s operations and digital asset activities.

During the nine months ended March 31, 2026, the Company issued 45,000,000 shares of common stock to Mendel Holdings LLC, an entity controlled by the Company’s sole officer and director, in connection with services rendered to the Company. The Company also issued 4,500,000 shares of Series A Preferred Stock to the Company’s sole officer and director in connection with services rendered to the Company and the restructuring and realignment of existing ownership and control interests.

The Company also incurred consulting expenses of approximately $215,900 payable to Simple Simon Says LLC, an entity controlled by the father of the Company’s sole officer and director.

Other Income (Loss)

Total other income for the three months ended March 31, 2026, totaled $28,377 compared to $0 for the three months ended March 31, 2025. Total other income during the three months ended March 31, 2026 consisted primarily of a $626,354 non-cash gain from the change in fair value of derivative liabilities associated with convertible instruments, partially offset by $375,203 of interest expense related to convertible notes and amortization of debt discounts, a $221,223 loss from the change in fair value of cryptocurrency holdings, and a $1,551 loss on sale of a company vehicle.

Total other loss for the nine months ended March 31, 2026, totaled $1,963,509 compared to $0 for the nine months ended March 31, 2025. Total other loss during the nine months ended March 31, 2026 consisted primarily of $1,052,026 of interest expense related to convertible notes and amortization of debt discounts, a $1,334,547 loss from the change in fair value of cryptocurrency holdings, and a $12,729 loss on the sale of cryptocurrency, partially offset by a $437,344 non-cash gain from the change in fair value of derivative liabilities associated with convertible instruments.

Net Loss

The Company reported a net loss of $19,278,464 for the three months ended March 31, 2026, compared to a net loss of $100,611 for the three months ended March 31, 2025.

The increase in net loss for the three months ended March 31, 2026 was primarily attributable to substantial non-cash stock-based compensation expense, consulting expenses, professional fees, interest expense associated with convertible instruments, and losses associated with changes in the fair value of cryptocurrency holdings, partially offset by non-cash gains from changes in the fair value of derivative liabilities.

For the nine months ended March 31, 2026, the Company reported a net loss of $21,735,929 compared to a net loss of $113,175 for the nine months ended March 31, 2025.

The increase in net loss for the nine months ended March 31, 2026, was primarily attributable to substantial non-cash stock-based compensation expense, consulting expenses, professional fees, interest expense associated with convertible instruments and debt discounts, derivative-related accounting adjustments, and losses associated with changes in the fair value of cryptocurrency holdings.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of approximately $6,305 compared to $9 as of June 30, 2025.

As of March 31, 2026, total current assets were $14,873 compared to $13,077 as of June 30, 2025. Total current liabilities were $889,375 as of March 31, 2026, compared to $84,000 as of June 30, 2025. The increase in liabilities was primarily attributable to accrued compensation, derivative liabilities, convertible notes payable, and loans payable.

As of March 31, 2026, total assets were $676,065 compared to $75,551 as of June 30, 2025. The increase in total assets was primarily attributable to acquisitions of cryptocurrency holdings.

As of March 31, 2026, the Company had a stockholders’ deficit of $(213,310) compared to a stockholders’ deficit of $(8,449) as of June 30, 2025.

Net cash used in operating activities during the nine months ended March 31, 2026, was $596,086 compared to $73,175 for the nine months ended March 31, 2025. Cash used in operating activities during the nine months ended March 31, 2026, was primarily attributable to operating expenses, professional fees, consulting expenses, and changes in working capital.

Net cash used in investing activities during the nine months ended March 31, 2026, was $1,933,265 compared to $19,413 for the nine months ended March 31, 2025. Cash used in investing activities during the nine months ended March 31, 2026, consisted primarily of purchases of cryptocurrency holdings.

Net cash provided by financing activities during the nine months ended March 31, 2026, was $2,535,647 compared to $113,354 for the nine months ended March 31, 2025. Cash provided by financing activities during the nine months ended March 31, 2026, was primarily attributable to proceeds from issuances of common stock, proceeds from convertible promissory notes, and loan proceeds.

Subsequent to March 31, 2026, the Company issued a convertible promissory note to Labrys Fund II, L.P. in the principal amount of $120,000, reflecting proceeds to the Company of $100,000 after an original issue discount of $20,000.

Subsequent to March 31, 2026, the Company also raised additional capital through issuances of common stock to accredited investors for aggregate proceeds of approximately $38,000.

The Company has incurred recurring losses from operations and has limited cash resources. Management believes additional financing or capital raising activities will be required to fund ongoing operations and pursue future business initiatives. The Company may also rely on future financial support, loans, or capital contributions from its sole officer and director and related parties, including entities affiliated with its sole officer and director. However, there is no binding commitment requiring such support, and there can be no assurance that additional financing or support will be available on acceptable terms, if at all.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Significant estimates include the valuation of stock-based compensation, derivative liabilities, and digital asset holdings. Actual results could differ materially from such estimates.

Digital Asset Market Risk and Volatility

The Company’s financial condition and results of operations are significantly influenced by the market value of its cryptocurrency holdings, which primarily consist of DOG Coins. As of March 31, 2026, the Company’s cryptocurrency holdings had a carrying value of approximately $661,192 and were recorded on the balance sheet as intangible assets – cryptocurrency.

Digital asset markets are highly volatile and subject to significant price fluctuations. Changes in the fair value of the Company’s cryptocurrency holdings may result in substantial gains or losses and may materially affect the Company’s results of operations and financial condition. During the nine months ended March 31, 2026, the Company recognized losses associated with changes in the fair value of cryptocurrency holdings, illustrating the potential impact of market volatility.

Cryptocurrency assets are subject to additional risks, including market illiquidity, technological vulnerabilities, cybersecurity breaches, loss or theft, regulatory developments, and changes in market sentiment. Any of these factors could result in declines in the value of the Company’s digital assets or impair the Company’s ability to access or liquidate such assets.

Given the Company’s concentration in digital assets and its early stage of operations, adverse changes in cryptocurrency markets could materially affect the Company’s business, financial condition, results of operations, and ability to continue operations.

Going Concern

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations and has generated limited revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has not established a substantive source of revenue sufficient to cover operating expenses. Management intends to fund operations through equity financing, convertible instruments, related party contributions, and other financing activities. There can be no assurance that these measures will be successful.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the recoverability and classification of assets or the amounts and classification of liabilities.

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

As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our sole officer and director concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

However, as of March 31, 2026, the Company is in dispute with a vendor regarding services totaling approximately $12,500. No legal proceedings have been initiated in connection with this matter, and the Company has not recorded a liability related to the disputed amount.

ITEM 1A	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This section sets forth information regarding all unregistered sales of the Company’s equity securities for the nine months ended March 31, 2026.

The dates referenced below reflect the execution dates of the applicable subscription agreements and instruments and do not necessarily correspond to the dates on which payment was received or when the shares were issued or recorded by the Company’s transfer agent.

During the nine months ended March 31, 2026, the Company issued shares of its common stock in private placement transactions to accredited investors in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

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

On July 22, 2025, the Company issued a promissory note to Coventry Enterprises LLC and issued 5,000,000 shares of common stock as commitment shares in connection with the note. The commitment shares were issued in connection with the note and may be returned to the Company upon satisfaction of the terms of the note.

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

On January 22, 2026, the Company issued 45,000,000 shares of common stock to Mendel Holdings LLC, an entity controlled by the Company’s sole officer and director, in connection with services rendered to the Company.

On March 11, 2026, the Company issued 4,500,000 shares of Series A Preferred Stock to the Company’s sole officer and director in connection with services rendered to the Company and the restructuring and realignment of existing ownership and control interests.

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

Additional information regarding these transactions is incorporated by reference from Notes 11, 12, and 13 to the financial statements included in this Quarterly Report on Form 10-Q.

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

Dated: May 20, 2026